Form 10-Q
period 1995-03-31
HYCOR BIOMEDICAL INC /DE/
filed 1995-05-11
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1995


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE TRANSITION PERIOD FROM ___________TO ___________


                        Commission File Number:  0-11647

                             HYCOR BIOMEDICAL INC.
             (Exact name of registrant as specified in its charter)


           Delaware                              58-1437178
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

18800 Von Karman Avenue, Irvine, California       92715-1517
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (714) 440-2000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Class                                     Outstanding at April 30, 1995
  -----                                     -----------------------------
Common Stock, $.01 Par Value                           8,283,175

                         PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                             HYCOR BIOMEDICAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,         December 31,
ASSETS                                                                1995                1994
                                                                   ----------         ------------
                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         1,422,525           1,366,956
  Investments                                                       2,202,830           2,475,078
  Accounts Receivable, net of allowance for
   doubtful accounts of $216,141 and $170,841                       4,370,829           4,263,335
  Income Tax Receivable                                               679,770              90,170
  Inventories (Note 2)                                              6,720,658           6,725,565
  Deposits and other prepaids                                         458,888             621,416
  Deferred income tax benefit                                         652,017             610,000
                                                                   ----------          ----------
      Total current assets                                         16,507,517          16,152,520
                                                                   ----------          ----------
PROPERTY AND EQUIPMENT, at cost                                    11,946,709          12,058,248
  Less accumulated depreciation                                    (6,047,141)         (5,639,674)
                                                                   ----------          ----------
                                                                    5,899,568           6,418,574
                                                                   ----------          ----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $907,001 and $741,543                             5,714,609           5,459,039
DEFERRED INCOME TAX BENEFIT                                           620,000             620,000
OTHER ASSETS, net                                                     397,336             350,166
                                                                   ----------          ----------
      Total assets                                                 29,139,030          29,000,299
                                                                   ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    721,685           1,104,520
  Accrued liabilities                                               1,275,145           1,726,461
                                                                   ----------          ----------
      Total current liabilites                                      1,996,830           2,830,981
                                                                   ----------          ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                         82,832              82,269
  Paid-in capital                                                  17,162,263          16,971,456
  Retained earnings                                                 9,634,263           9,084,739
  Foreign currency translation adjustments                            331,432             144,138
  Unrealized losses on investments, net                               (68,590)           (113,284)
                                                                   ----------          ----------
      Total stockholders' equity                                   27,142,200          26,169,318
                                                                   ----------          ----------
      Total liabilities and
        stockholders' equity                                       29,139,030          29,000,299
                                                                   ==========          ==========

                             HYCOR BIOMEDICAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                        1995               1994
                                                        ----               ----
NET SALES                                             6,492,935          6,553,111
COST OF SALES                                         2,895,013          2,766,117
                                                      ---------          ---------
      Gross profit                                    3,597,922          3,786,994
                                                      ---------          ---------
OPERATING EXPENSES
  Selling, general and
    administrative                                    2,334,275          2,154,734
  Research and development                              634,560            496,823
                                                      ---------          ---------
                                                      2,968,835          2,651,557
                                                      ---------          ---------
OPERATING INCOME                                        629,087          1,135,437

INTEREST INCOME, net                                     60,726            124,610
GAIN ON FOREIGN CURRENCY TRANSACTION                    231,327             -
                                                      ---------          ---------
INCOME BEFORE TAXES                                     921,140          1,260,047

PROVISION FOR INCOME TAXES                              371,617            483,500
                                                      ---------          ---------
NET INCOME                                              549,523            776,547
                                                      =========          =========

NET INCOME PER SHARE                                     $.07                $.09


AVERAGE COMMON SHARES OUTSTANDING                     8,283,922          8,438,019

                             HYCOR BIOMEDICAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1995            1994
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  549,524         776,548
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                               568,727         350,618
  Deferred income tax benefit                                                  42,017             149
  Gain on foreign currency transactions                                      (231,327)           -
  Change in assets and liabilities, net of effects of acquisitions, foreign currency adjustments and noncash transactions:
    Accounts receivable                                                       (57,228)      1,352,263
    Inventories                                                                40,688        (353,191)
    Prepaid expenses and other assets                                         133,816           3,777
    Accounts payable                                                         (385,257)       (221,640)
    Accrued liabilities                                                      (511,087)       (461,684)
    Accrued income taxes                                                     (590,519)        268,372
                                                                            ---------       ---------
          Total adjustments                                                  (990,170)        938,664
                                                                            ---------       ---------
  Net cash provided by (used in) operating activities                        (440,646)      1,715,212
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                          336,808       2,036,390
  Business acquisitions, net of cash acquired                                    -         (1,989,487)
  Purchases of tangible and intangible assets, net                           (228,122)       (481,316)
  Proceeds from collection of notes receivable                                  6,734           4,819
                                                                            ---------       ---------
    Net cash provided by (used) in investing activities                       115,420        (429,594)
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                      191,370         207,799
  Purchases of common stock                                                      -         (1,173,475)
                                                                            ---------       ---------
    Net cash provided by (used in) financing activities                       191,370        (965,676)
                                                                            ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       189,426          30,871

INCREASE  IN CASH AND CASH EQUIVALENTS                                         55,570         350,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,366,956         683,573
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    1,422,526       1,034,386
                                                                            =========       =========

                             HYCOR BIOMEDICAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

1.     BASIS OF PRESENTATION
               In the opinion of the Company, the accompanying financial statements contain adjustments necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operations and the cash flows for the three month periods ended March 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of results for the full year.

               These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. All adjustments are of a normal recurring nature except for those costs described in the following Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

               The consolidated financial statements include the accounts of Hycor Biomedical Inc. and its wholly-owned subsidiaries. All material intercompany amounts and transactions have been eliminated.

               Reference is made to the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

               Net income per share is based upon the weighted average number of shares outstanding during the periods plus common stock equivalents relating to warrants and options. The number of common stock equivalents relating to options and warrants is determined using the treasury stock method. Common stock equivalents are not included when their effect is antidilutive. Fully diluted net income per share approximates primary net income per share in each period.

2.     INVENTORIES
               Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at March 31, 1995 and December 31, 1994 consist of:

                                                       3/31/95                   12/31/94
                                                       -------                   --------
               Raw materials                         $2,193,985                 $2,122,387
               Work in process                        2,853,322                  2,836,388
               Finished goods                         2,456,674                  2,536,877
               Allowance for short-
                 dated inventory                       (783,323)                  (770,087)
                                                     ----------                 ----------
                                                     $6,720,658                 $6,725,565
                                                     ==========                 ==========

                                       Page 5

3.     ACQUISITIONS
               On October 3, 1994, the Company completed the acquisition of Medical Specialties International, Inc. (MSI) of So. Plainfield, New Jersey. MSI primarily manufactures and sells hematology controls in domestic markets.

4.     FOREIGN CURRENCY
               Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to approximately $2,053,000 between Hycor and its German subsidiary. The Company has not hedged this foreign currency exchange rate position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION
               The Company increased its working capital $1,189,000 as of March 31, 1995, compared to December 31, 1994. This was primarily as a result of continued profitability. The Company expects to be able to fund operations from current working capital and profits generated from operations.

               Cash and cash equivalents, marketable securities and receivables fluctuate throughout the year based upon the sales of products through distributors and the timing of the distributors related payments to the Company. These fluctuations do not have a significant seasonal component.

               Income taxes receivable increased $590,000 as of March 31, 1995, compared to December 21, 1994, primarily due to recovery of foreign taxes paid in association with the January 1994 acquisition of Melja Diagnostik GmbH.

               The Company's principal capital commitments are for lease payments under non-cancelable operating leases and leasehold improvements. Working capital and operating profits are anticipated to be sufficient to satisfy these commitments.

               The Company is continuing to evaluate for acquisition additional product lines and companies in the medical diagnostics field. The Company could use sources other than cash from operations, such as issuance of debt or equity securities, to finance any such acquisition. If such an acquisition were completed, the Company's operating results and financial condition could change significantly in future periods.

RESULTS OF OPERATIONS
               During the three month period ended March 31, 1995, sales decreased 1%, compared to the same period last year, primarily due to a general softness in the health care industry offset by the contribution from MSI operations. Gross profit for the quarter as a percentage of product sales decreased from approximately 58% to 55%, primarily due to issues associated with the manufacture of the new HY.TEC(TM) reagents which generated unfavorable production variances. We do not expect these variances to continue.

       Selling, general and administrative expenses for the three month period ended March 31, 1995 have increased slightly for the quarter due to the additional expenses from MSI and the marketing and sales support on the HY.TEC launch.

       For the three month period ended March 31, 1995, research and development costs increased primarily due to continuing development on the HY.TEC product line.


                          PART II.   OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:  Exhibit 27 - Financial Data Schedule

               (b)  Reports on Form 8-K:  None

                                   SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HYCOR BIOMEDICAL INC.

Date:   May 11, 1995                By:    Armando Correa
      ------------------                -----------------------------------
                                    Armando Correa, Director of Finance

                                    (Mr. Correa is the Principal Accounting
                                    Officer and has been duly authorized to
                                    sign on behalf of the registrant.)