Form 10-Q
period 1995-06-30
HYCOR BIOMEDICAL INC /DE/
filed 1995-08-10
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1995

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM __________TO ___________


                        Commission File Number:  0-11647


                             HYCOR BIOMEDICAL INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 58-1437178
-------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

18800 Von Karman Avenue, Irvine, California          92715-1517
-------------------------------------------          ----------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                         Outstanding at July 31, 1995
         -----                         ----------------------------
Common Stock, $.01 Par Value                     8,298,175

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             HYCOR BIOMEDICAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,          December 31,
ASSETS                                                                   1995               1994
                                                                      ----------         ------------
CURRENT ASSETS:                                                       (unaudited)
  Cash and cash equivalents                                             4,000,081           1,404,763
  Investments                                                           2,117,097           2,308,269
  Accounts Receivable, net of allowance for
   doubtful accounts of $144,550 and $170,841                           4,350,380           4,263,335
  Income Tax Receivable                                                         0              90,170
  Inventories (Note 2)                                                  6,726,162           6,725,565
  Deposits and other prepaids                                             559,042             750,418
  Deferred income tax benefit                                             690,962             610,000
                                                                       ----------          ----------
      Total current assets                                             18,443,724          16,152,520
                                                                       ----------          ----------
PROPERTY AND EQUIPMENT, at cost                                        12,180,190          12,058,248
  Less accumulated depreciation                                        (6,498,601)         (5,639,674)
                                                                       ----------          ----------
                                                                        5,681,589           6,418,574
                                                                       ----------          ----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,052,878 and $741,543                               5,507,940           5,459,039
DEFERRED INCOME TAX BENEFIT                                               620,000             620,000
OTHER ASSETS, net                                                         393,824             350,166
                                                                       ----------          ----------
      Total assets                                                     30,647,077          29,000,299
                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        540,205           1,104,520
  Accrued income tax payable                                              889,868                   0
  Accrued liabilities                                                   1,473,071           1,726,461
                                                                       ----------          ----------
      Total current liabilites                                          2,903,144           2,830,981
                                                                       ----------          ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                             82,982              82,269
  Paid-in capital                                                      17,173,213          16,971,456
  Retained earnings                                                    10,192,613           9,084,739
  Foreign currency translation adjustments                                321,296             144,138
  Unrealized losses on investments, net                                   (26,171)           (113,284)
                                                                       ----------          ----------
      Total stockholders' equity                                       27,743,933          26,169,318
                                                                       ----------          ----------
      Total liabilities and
        stockholders' equity                                           30,647,077          29,000,299
                                                                       ==========          ==========

                             HYCOR BIOMEDICAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                 1995           1994           1995           1994
                                               ---------      ---------     ----------     ----------
NET SALES                                      6,764,393      7,058,068     13,257,327     13,611,179
COST OF SALES                                  2,929,991      3,212,171      5,825,004      5,978,288
                                               ---------      ---------      ---------      ---------
      Gross profit                             3,834,402      3,845,897      7,432,323      7,632,891
                                               ---------      ---------      ---------      ---------
OPERATING EXPENSES
  Selling, general and
    administrative                             2,335,835      2,257,232      4,670,108      4,411,966
  Research and development                       527,484        465,277      1,162,045        962,100
                                               ---------      ---------      ---------      ---------
                                               2,863,319      2,722,509      5,832,153      5,374,066
                                               ---------      ---------      ---------      ---------
OPERATING INCOME                                 971,083      1,123,388      1,600,170      2,258,825


INTEREST INCOME, net                              54,647         98,943        115,374        223,553
FOREIGN EXCHANGE G/(L)                           (78,290)         -            153,037          -
                                               ---------      ---------      ---------      ---------
INCOME BEFORE TAXES                              947,440      1,222,331      1,868,581      2,482,378


PROVISION FOR INCOME TAXES                       375,358        408,618        746,976        892,118
                                               ---------      ---------      ---------      ---------
NET INCOME                                       572,082        813,713      1,121,605      1,590,260
                                               =========      =========      =========      =========

NET INCOME PER SHARE                              $.07           $.10           $.14           $.19
                                                  ====           ====           ====           ====


AVE. COMMON SHARES OUTSTANDING                 8,345,901      8,452,532      8,289,609      8,399,912

                             HYCOR BIOMEDICAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                    1995          1994
                                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      1,121,603     1,590,260
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                 1,185,576       779,009
    Deferred income tax benefit                                                      80,962       181,811
    Gain on foreign currency transactions                                           217,517         -
    Change in assets and liabilities, net of effects of
     foreign currency adjustments and noncash transactions:
      Accounts receivables                                                          (33,654)      435,921
      Inventories                                                                    26,368      (841,552)
      Prepaid expenses and other assets                                             158,629       212,647
      Accounts payable                                                             (569,650)     (114,878)
      Accrued liabilities                                                          (250,007)     (289,862)
      Accrued payroll expenses                                                      (59,821)       62,782
      Accrued income taxes                                                          867,619       141,491
                                                                                  ---------    ----------
          Total adjustments                                                       1,623,539       567,369
                                                                                  ---------    ----------
    Net cash provided by (used in) operating activities                           2,745,142     2,157,629
                                                                                  ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of marketable securities                                                325,275     1,965,703
  Business acquisition net of cash acquired                                               0    (1,989,488)
  Purchases of property, plant and equipment                                       (469,112)     (605,801)
  Purchases of tangible and intangible assets, net                                  (32,273)     (152,704)
  Net book value of property and equipment sold                                       4,079        24,045
  Proceeds from collection of notes receivable                                       13,606        11,153
                                                                                  ---------    ----------
    Net cash provided by (used in) investing activities                            (158,425)     (747,092)
                                                                                  ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            202,470       207,799
  Purchases of common stock                                                               0    (1,173,475)
                                                                                  ---------    ----------
    Net cash provided by (used in) financing  activities                            202,470      (965,676)
                                                                                  ---------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (193,869)      276,756

INCREASE IN CASH AND CASH EQUIVALENTS                                             2,595,318       721,617

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,404,763       683,573
                                                                                  ---------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          4,000,081     1,405,190
                                                                                  =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                                -             -
                            - income taxes                                        1,171,137        92,400

                             HYCOR BIOMEDICAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

1.       BASIS OF PRESENTATION

                        In the opinion of the Company, the accompanying financial statements contain adjustments necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations and the cash flows for the three and six-month periods ended June 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.       INVENTORIES

                        Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at June 30, 1995 and December 31, 1994 consist of:

                                                             6/30/95       12/31/94
                                                            ----------    ----------
         Raw materials                                      $1,756,401    $2,122,387
         Work in process                                     2,325,195     2,836,388
         Finished goods                                      3,144,762     2,536,877
         Allowance for short-dated inventory                  (500,196)     (770,087)
                                                            ----------    ----------
                                                            $6,726,162    $6,725,565
                                                            ==========    ==========


3.       FOREIGN CURRENCY

                        Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to approximately $1,671,000 between Hycor and its German subsidiary. The Company has hedged the majority of this foreign currency exchange rate position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                        The Company increased its working capital $2,219,000 as of June 30, 1995, compared to December 31, 1994. This was primarily as a result of continued profitability. The Company expects to be able to fund operations from current working capital and profits generated from operations.

                        Cash and cash equivalents, marketable securities and receivables fluctuate throughout the year based upon the sales of products through distributors and the timing of the distributors related payments to the Company. These fluctuations do not have a significant seasonal component.

                        Income taxes have gone from a net receivable of $90,170 at December 31, 1994 to a net payable of $889,868 at June 30, 1995. This was due primarily to the recovery of foreign taxes paid in association with the January 1994 acquisition of Melja Diagnostik GmbH.

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

RESULTS OF OPERATIONS

                        During the three month and six-month periods ended June 30, 1995, sales decreased 4% and 3%, respectively, compared to the same periods last year, primarily due to a general softness in the health care industry. Gross profit as a percentage of product sales increased for the quarter from approximately 55% to 57% and remained at 56% for the same period year-to-date, primarily due to volume efficiencies at the German facility and the addition of MSI.

                        Selling, general and administrative expenses for the three and six-month periods ended June 30, 1995 have increased approximately 3% and 6%, respectively, over the prior year period due to the additional expenses from MSI and the marketing and sales support on the HY.TEC launch.

                        For the three and six-months periods ended June 30, 1995, research and development costs increased approximately 13% and 21%, respectively, primarily due to continuing development on the HY.TEC product line.

         On July 27, 1995, the Company announced plans for a major restructuring designed to focus operations on high potential clinical immunology segments. As part of this restructuring, Hycor anticipates recording a one-time, extraordinary, pre-tax charge in the third quarter of 1995 ranging from $1.0 to $2.0 million.

                          PART II.   OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         On June 1, 1995, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following seven persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 1996 and until their successors are elected and qualified.

         The tabulation of the votes cast for the election of the directors was as follows:

                      Nominee                     Votes For               Votes Withheld
                      -------                     ---------               --------------
                Richard D. Hamill                 6,096,034                 153,268
                Dick P. Allen                     6,214,576                  34,726
                Samual D.Anderson                 6,215,356                  33,946
                David S. Gordon                   6,216,314                  32,988
                Reginald P. Jones                 6,209,664                  39,638
                James R. Phelps                   6,215,472                  33,830
                Thomas H. Witmer                  6,216,356                  32,946

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8K:  None


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HYCOR BIOMEDICAL INC.



Date: August 10, 1995                    By:  ARMANDO CORREA
                                            ----------------------------------
                                         Armando Correa, Director of Finance
                                         (Mr. Correa is the Principal
                                         Accounting Officer and has been duly
                                         authorized to sign on behalf of the
                                         registrant.)