Form 10-Q
period 1995-09-30
HYCOR BIOMEDICAL INC /DE/
filed 1995-11-13
CIK 719447

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM _________________ TO ___________________


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 31, 1995
           -----                               -------------------------------
Common Stock, $.01 Par Value                              8,060,074

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             HYCOR BIOMEDICAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,       December 31,
ASSETS                                                        1995                1994
                                                          -------------       ------------
CURRENT ASSETS:                                            (unaudited)
  Cash and cash equivalents                                 4,227,668           1,404,262
  Investments                                               2,122,694           2,293,644
  Accounts Receivable, net of allowance for
   doubtful accounts of $187,314 and $170,841               3,684,183           4,263,335
  Income Tax Receivable                                             0              90,170
  Inventories (Note 2)                                      6,941,339           6,725,565
  Deposits and other prepaids                                 553,984             765,544
  Deferred income tax benefit                                 745,745             610,000
                                                           ----------          ----------
      Total current assets                                 18,275,613          16,152,520
                                                           ----------          ----------
PROPERTY AND EQUIPMENT, at cost                            12,632,799          12,058,248
  Less accumulated depreciation                            (6,881,158)         (5,639,674)
                                                           ----------          ----------
                                                            5,751,641           6,418,574
                                                           ----------          ----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,162,724 and $741,543                   5,276,696           5,459,039
DEFERRED INCOME TAX BENEFIT                                   620,000             620,000
OTHER ASSETS, net                                             386,810             350,166
                                                           ----------          ----------
      Total assets                                         30,310,760          29,000,299
                                                           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            698,236           1,104,520
  Accrued income tax payable                                  686,220                   0
  Accrued liabilities                                       1,756,665           1,726,461
                                                           ----------          ----------
      Total current liabilites                              3,141,121           2,830,981
                                                           ----------          ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                 81,241              82,269
  Paid-in capital                                          16,504,557          16,971,456
  Retained earnings                                        10,340,712           9,084,739
  Foreign currency translation adjustments                    265,886             144,138
  Unrealized losses on investments, net                       (22,757)           (113,284)
                                                           ----------          ----------
      Total stockholders' equity                           27,169,639          26,169,318
                                                           ----------          ----------
      Total liabilities and
        stockholders' equity                               30,310,760          29,000,299
                                                           ==========          ==========

                             HYCOR BIOMEDICAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                 -----------------------    -----------------------
                                                    1995         1994          1995         1994
                                                 ---------     ---------    ----------   ----------
NET SALES                                        5,680,775     5,708,550    18,938,102   19,319,674
COST OF SALES                                    2,607,538     2,588,777     8,432,542    8,567,065
                                                 ---------     ---------    ----------   ----------
      Gross profit                               3,073,237     3,119,773    10,505,560   10,752,609
                                                 ---------     ---------    ----------   ----------
OPERATING EXPENSES
  Selling, general and
    administrative                               2,348,314     2,075,705     7,018,422    6,487,671
  Research and development                         595,837       358,297     1,757,882    1,320,397
                                                 ---------     ---------    ----------   ----------
                                                 2,944,151     2,434,002     8,776,304    7,808,068
                                                 ---------     ---------    ----------   ----------
OPERATING INCOME                                   129,086       685,771     1,729,256    2,944,541


INTEREST INCOME, net                                93,199        84,258       208,573      307,811
FOREIGN EXCHANGE G/(L)                              29,199       191,881       182,236      191,881
                                                 ---------     ---------    ----------   ----------
INCOME BEFORE TAXES                                251,484       961,910     2,120,065    3,444,233


PROVISION FOR INCOME TAXES                         103,389       402,263       850,366    1,294,381
                                                 ---------     ---------    ----------   ----------
NET INCOME                                         148,095       559,647     1,269,699    2,149,852
                                                 =========     =========    ==========   ==========

NET INCOME PER SHARE                               $.02          $.07          $.15         $.26
                                                   ====          ====          ====         ====

AVE. COMMON SHARES OUTSTANDING                   8,286,333     8,455,717     8,315,209    8,417,616

                             HYCOR BIOMEDICAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                               1995              1994
                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 1,269,699         2,149,852
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            1,752,700         1,095,155
    Deferred income tax benefit                                                135,745           (21,858)
    Gain on foreign currency transactions                                     (182,236)         (191,881)
    Change in assets and liabilities, net of effects of
     foreign currency adjustments and noncash transactions:
      Accounts receivables                                                     618,400           908,972
      Inventories                                                             (193,607)       (1,474,142)
      Prepaid expenses and other assets                                        178,732           334,989
      Accounts payable                                                        (409,629)         (162,874)
      Accrued liabilities                                                        8,188          (278,767)
      Accrued payroll expenses                                                 (14,872)          (34,386)
      Accrued income taxes                                                     592,640           337,024
                                                                             ---------         ---------
          Total adjustments                                                  2,486,061           512,232
                                                                             ---------         ---------
    Net cash provided by (used in) operating activities                      3,755,760         2,662,084
                                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of marketable securities                                           310,650         2,089,549
  Business acquisition net of cash acquired                                          0        (1,989,488)
  Purchases of property, plant and equipment                                  (991,093)         (943,460)
  Purchases of tangible and intangible assets, net                             (42,266)         (355,813)
  Net book value of property and equipment sold                                  4,079            24,045
  Proceeds from collection of notes receivable                                  20,620            17,618
                                                                             ---------         ---------
    Net cash provided by (used in) investing activities                       (698,010)       (1,157,549)
                                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                       245,746           290,359
  Purchases of common stock                                                   (713,673)       (1,173,475)
                                                                             ---------         ---------
    Net cash provided by (used in) financing  activities                      (467,927)         (883,116)
                                                                             ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        233,583           319,686

INCREASE IN CASH AND CASH EQUIVALENTS                                        2,823,406           941,105

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,404,262           683,573
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     4,227,668         1,624,678
                                                                             =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                           -                 -
                            - income taxes                                   1,461,771           824,142

                            HYCOR BIOMEDICAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995

1.   BASIS OF PRESENTATION

          In the opinion of the Company, the accompanying financial statements contain adjustments necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of operations and the cash flows for the three and nine month periods ended September 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

          Reference is made to the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain items in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

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

2.   INVENTORIES
          Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at September 30, 1995 and December 31, 1994 consist of:


                                        9/30/95         12/31/94
                                       ----------      ----------
        Raw materials                  $1,619,044      $2,122,387
        Work in process                 2,603,168       2,836,388
        Finished goods                  3,285,796       2,536,877
        Allowance for excess,
          obsolete, and short
          dated inventory                (566,669)       (770,087)
                                       ----------      ----------
                                       $6,941,339      $6,725,565
                                       ==========      ==========

3.   FOREIGN CURRENCY
          Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to approximately $932,000 between Hycor and its German subsidiary. The Company has hedged the majority of this foreign currency exchange rate position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION
          The Company increased its working capital $1,813,000 as of September 30, 1995, compared to December 31, 1994. This was primarily as a result of continued profitability. The Company expects to be able to fund operations from current working capital and profits generated from operations.

          Cash and cash equivalents, marketable securities and receivables fluctuate throughout the year based upon the sales of products through distributors and the timing of the distributors related payments to the Company. These fluctuations do not have a significant seasonal component.

          Income taxes have gone from a net receivable of $90,170 at December 31, 1994 to a net payable of $686,220 at September 30, 1995. This was due primarily to the standard accrual of estimated income taxes which have been offset by the utilization of net operating loss carry forwards in the computation of estimated quarterly tax deposits.

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

RESULTS OF OPERATIONS
          On July 27, 1995, the Company announced plans for a major restructuring designed to focus operations on high potential clinical immunology segments. Included in the strategy is the discontinuation of several product areas in which the company currently participates. As part of this restructuring, Hycor had anticipated recording a one-time, extraordinary, pre-tax charge in the third quarter of 1995 ranging from $1.0 to $2.0 million. Several parties have expressed interest in product lines that are being divested. These developments, along with recent SEC directives on the recognition of various restructuring charges and the advice of our auditors, lead us to postpone recording the one-time charge announced on July 27th. We currently anticipate that this action, combined with ongoing developments, will result in our posting a charge in the fourth quarter of this year lower than previously announced.

          During the three and nine month periods ended September 30, 1995, sales decreased .5% and 2%, respectively, compared to the same periods last year. The increase in international allergy product was offset by lower sales in certain product lines that are being discontinued. Gross profit as a percentage of product sales for the three and nine month periods decreased from approximately 55% to 54% and from 56% to 55%, respectively, compared to the same periods last year.

          Selling, general and administrative expenses for the three and nine month periods ended September 30, 1995 have increased approximately 13% and 8%, respectively, over the prior year period due to the additional expenses from the activities of Medical Specialties International (MSI), acquired in October 1994, and the expanded marketing and sales programs related to the implementation of the Company's restructuring plan.

          For the three and nine month periods ended September 30, 1995, research and development costs increased approximately 66% and 33%, respectively. This increase is also primarily due to the implementation of the restructuring plan.


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


                                        HYCOR BIOMEDICAL INC.


Date:  November 8, 1995                 By:  /s/ ARMANDO CORREA
                                             ---------------------------------
                                        Armando Correa, Director of Finance

                                        (Mr. Correa is the Principal
                                        Accounting Officer and has been duly
                                        authorized to sign on behalf of the
                                        registrant.)