Form 10-K405
period 1995-12-31
HYCOR BIOMEDICAL INC /DE/
filed 1996-03-29
CIK 719447

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

  /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)
            Transferable Warrants to Purchase Shares of Common Stock
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of March 17, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $33,115,418.

         The number of shares of common stock of the registrant outstanding at March 17, 1996 was 7,759,291.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1995 in connection with the Annual Meeting of Stockholders to be held in 1996 - Part III.

PART I

         Item 1.  Business

General
         Hycor Biomedical Inc. ("Hycor" or the "Company") was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing marketing of medical diagnostic products throughout the United States and many foreign countries.

         On January 14, 1994, the Company completed the acquisition of Melja Diagnostik (Melja) of Kassel, Germany. Melja primarily manufactures and sells allergy diagnostic products in Europe. The Company's name was subsequently changed to Hycor Biomedical GmbH ("Hycor GmbH").

         On October 3, 1994, the Company completed the acquisition of Medical Specialties International, Inc. ("MSI") of South Plainfield, New Jersey. MSI primarily manufactures and sells hematology controls in the U.S.

         Sales of Hycor GmbH and MSI products have been recorded only since the date of acquisition. Hycor and its subsidiaries are collectively referred to herein as the Company.

         During fiscal 1993, the Company closed its manufacturing facility in Portland, Maine and consolidated such operations into the Company's California manufacturing facility. The costs included in the accompanying consolidated 1993 statement of income were for the facility closure, severance and out placement programs and the integration of the Portland, Maine operations into the California facility.

Restructuring Plan
         During fiscal 1995, the senior management and board of directors of the Company determined that the business strategies that had successfully brought the Company from a start-up research organization to a profitable $25 million sales entity would no longer bring desired results in the changing diagnostic marketplace of tomorrow. To realize a higher market valuation for its shareholders, the Company adopted a plan designed to focus on sales growth and divestitures of certain product lines (the "Restructuring Plan"). To start, the Company undertook a comprehensive analysis of the worldwide health care diagnostics market. Emerging technologies were investigated, payor trends researched and competitors and products examined. This intensive scrutiny was followed by a candid, independent analysis of Hycor's strengths and competitive posture. As a result, on July 27, 1995 the Company announced the Restructuring Plan as part of a strategic redirection. The Restructuring Plan focuses Hycor on high potential clinical immunology sectors of the market, as well as urinalysis and hematology. Associated with the implementation of the Restructuring Plan were costs of $1,734,000 recorded in the fourth quarter. These costs arose from the divestiture and discontinuance of several product lines outside the new strategic direction. Under current reporting guidelines, $665,000 of these expenses were allocated to Cost-of Sales or Expense categories. The balance of these costs are reflected as a restructuring charge of $1,069,000. Consistent with implementation of the Plan, while some product lines are being sold or discontinued new product development efforts are being accelerated. Additionally, marketing resources and sales programs are expanding with the goal of becoming a major competitive force in the markets the Company intends to focus on.

On December 1, 1995, the Company sold to ALK Laboratories, Inc. all of the capital stock of its wholly-owned subsidiary, Meridian Biomedical, Inc., a Colorado corporation ("Meridian")as part of this Restructuring Plan. The stock was sold for $3,325,275, net of sales costs. The excess of the net sales price over net assets sold resulted in a credit that was considered in determining the full financial impact from this restructuring plan.

Products

         The Company markets a variety of products. The KOVA(TM) Microscopic Urinalysis System is its most important product line accounting for approximately 35%, 35% and 37% of its total sales in 1995, 1994 and 1993, respectively. The KOVA System provides laboratories with the capability to perform reliable, uniform microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes (suction devices for transferring urine sediment from the bottom of a tube), patented microscopic slides, and human urine-based control materials.

         The Company's allergy diagnostic product line, which accounted for approximately 25%, 27% and 18% of total sales in 1995, 1994 and 1993, respectively, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA ("radioimmunoassay") and EIA ("enzymatic immunoassays") procedures to test for specific allergies to more than 500 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company's products permit a physician to diagnose allergies by testing a sample of the patient's blood for the presence of the specific IgE or IgG antibody which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, in November 1993 the Company, in a joint effort with Switzerland-based Tecan AG, introduced the HY-TEC automated allergy diagnostic system. The HY-TEC instrument provides clinical laboratories with significant productivity capabilities. Initial marketing efforts were focused on Europe, which is the largest market for in-vitro allergy tests. European shipments began in May 1994 and clearance for domestic distribution was received from the U.S. Food and Drug Administration in March 1995.

         In 1991 the Company introduced a new test for the detection of Helicobacter pylori, a bacterium associated with ulcer disease and stomach cancer, and was granted a patent in November 1993 for the preparation used in the Company's test.

         Drug controls are a group of chemistry controls which are part of the quality control system required to be in place in all clinical laboratories to insure that the methodology being used is correct and the results are accurate, precise and reproducible. In August 1993 the Company introduced a new line of hematology controls and calibrators. These products are usable on all hematology analyzers and have a shelf life twice as long as competitive products. In March, 1995 the Company received clearance from the Food and Drug Administration to market the first commercially produced Erythrocyte Sedimentation Rate (ESR) Control. This ESR Control, developed by MSI, can be used with most manual and automated ESR methods in the market today.

         The following products have been divested or discontinued or will be divested as part of the Restructuring Plan (See "Restructuring Plan" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations):

- The Company, through Meridian Bio-Medical, Inc. ("Meridian"), its wholly owned subsidiary, manufactured and sold more than 400 different allergenic extracts, which accounted for approximately 10%, 11% and 12% of total sales in 1995, 1994 and 1993, respectively. The allergenic extracts produced and sold by Meridian are, in general, highly concentrated. Meridian manufactures and sells sterile glass containers and diluting solutions for use in these procedures. Meridian was sold on December 1, 1995.

- Serology kits test for antibodies in serum that indicate the presence of certain substances which may indicate disease. The tests identify five types of diseases: rheumatoid factors, streptococcal infections, certain inflammations characterized by C-reactive protein, infectious mononucleosis and lupus erythematosus. This product line was sold in February 1996.

- Radial immunodiffusion (RID) kits provide qualitative and quantitative measurements of levels of protein in serum that may indicate the presence of disease. Currently the Company has RID tests to measure approximately eleven different proteins. This product line was discontinued in 1995.

- The Company markets a number of drug controls as part of a quality control system to insure laboratory results are accurate and reproducible. This line includes a series of multi-level therapeutic drug controls which contain over 30 therapeutic drugs in freeze-dried human serum, ranging in concentration from low to toxic levels, and a line of drugs of abuse multi-level controls and calibrators which contain from one to ten drugs of abuse in liquid urine. Both of these product lines are being marketed by the Company for sale and/or discontinued as part of the Restructuring Plan.

- The immunodiagnostic line includes screening assays, bioreagent and media products. Screening assays provide a qualitative (yes-no) for group A streptococcal antigen and urinary tract infection. Bioreagent products are used primarily by immunodiagnostic manufacturers in the development of new products and the manufacture of current products and include a wide variety of monoclonal and polyclonal antibodies, as well as purified proteins and viral antigens. Media products are used for the production of cell cultures and are sold primarily to the research laboratory and industrial markets. This product line was sold in March 1996.

Sales and Marketing

         The Company's products, which are used primarily by two markets, the clinical laboratory and certain specialty physicians, are sold through several channels. In the United States, the Company's product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to two major U.S. distributors, Baxter Scientific Products and Curtin Matheson Scientific. These efforts are supported by a sales and telemarketing force of ten employees. The bioreagents and allergy product lines are sold directly to the end user utilizing a sales and service organization of eighteen employees. Additional promotion of the Company's products is accomplished by exhibitions at national and regional allergy and laboratory products meetings, advertisements in laboratory and medical journals, direct mail samples to laboratory directors and technologists and programs designed to reach both clinical laboratory personnel and physician's offices. During the last fiscal year, approximately $210,000 was expended by the Company for such promotional activities, compared to $122,000 in 1994.

         In foreign countries the Company's products are sold primarily through Bayer, the Boehringer Mannheim Group of companies, Sorin and other distributors. With the acquisition of Melja in early 1994, the Company commenced selling its allergy products directly to the German market. In addition, the Company expanded its presence in Europe by establishing an office in the Brussels, Belgium area to provide technical support for the launch of the HY-TEC system in Europe. Export sales (all to unaffiliated customers) accounted for $4,231,000 or 17% of product sales in 1995; $4,778,000 or 18% of product sales in 1994 and $4,671,000 or 19% of product sales in 1993. The primary geographical area was Europe, which, including sales by the Company and German subsidiary, accounted for sales of $6,909,000 in 1995, $6,826,000 in 1994 and $3,688,000 in 1993.

         The Company's two largest distributors, Baxter Scientific Products and Curtin Matheson Scientific, accounted for 18% and 12% of net product sales in 1995; 18% and 14% in 1994 and 20% and 15% in 1993. A loss of one or more of these distributors could significantly affect sales. However, there are other national, regional and foreign clinical laboratory products distributors, as well as the Company's sales force, who could market the Company's products.

         The Company did not have a significant backlog of orders at December 31, 1995 and December 31, 1994. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders; in addition, backlog is not a significant factor in the Company's business.

         The Company's business is not considered seasonal in nature but is slightly affected in the third quarter by the general slowdown in Europe during the traditional vacation months.

Raw Materials

         Although a substantial amount of the Company's total purchases for raw materials and finished products were from a limited number of suppliers during the last fiscal year, a number of alternative sources are available to the Company should they be required.

Research and Development

         The Company maintains an ongoing research and development effort. The purpose of this effort is to evaluate new technologies, improve the Company's current product line, and develop new products. Current projects in progress are focused on programs to support and enhance the HY-TEC system, develop new urinalysis and allergy diagnostic products and to develop a line of products to diagnose autoimmune disease.

         Total research and development expenditures were $2,594,000, $1,837,000, and $2,143,000 for 1995, 1994 and 1993, respectively.

Government Regulations

         The Company is registered as a manufacturer of medical devices and a licensed biological manufacturer with the Food and Drug Administration ("FDA"). To comply with FDA requirements, the Company must manufacture its products in conformance with the FDA's medical device Good Manufacturing Practice regulations. The

Company's existing products are also subject to certain premarket notification requirements of the FDA.

         The receipt, use and disposal of radioactive materials is subject to licensing requirements of the Nuclear Regulatory Commission ("NRC"). The Company holds a radioactive materials license from the NRC for its radioactive labeling activities and its facilities are inspected periodically by the NRC.

         The Company would be adversely affected if it were unable to maintain its governmental licenses or continue to comply with applicable federal and state regulations, but the Company does not expect this to occur. The Company cannot predict whether future changes in government regulations might substantially increase compliance costs, adversely affect the time required to develop and introduce products, or limit or preclude the sale of its new products.

         In September 1992, regulations implementing the Clinical Laboratories Improvement Amendments of 1988 (CLIA), providing for certification procedures and requirements for laboratories, became fully effective. The impact of CLIA has reduced the sales of the Company's allergy diagnostic products to physician office laboratories, as the testing has shifted toward the larger clinical laboratory. The new HY-TEC system was designed to meet the needs of these larger laboratories.

         Compliance with federal, state and local regulations relating to environmental matters is not expected to have a material effect upon capital expenditures, earnings or the competitive position of the Company.

Competition

         The Company competes in several segments of the diagnostic market. The KOVA Microscopic Urinalysis System has significant competition from approximately six national diagnostic product manufacturing and distribution companies that market supplies that perform functions similar to the Company's and from two companies that sell components with designs similar to the Company's. Management believes that the Company is the leading supplier of standardized microscopic urinalysis systems. The Hematology line of controls and calibrators has four primary competitors. A substantial number of the Company's competitors are larger and have greater resources than the Company.

         Pharmacia, Inc. and Kallestad Laboratories, Inc., a subsidiary of Sanofi, whose products compete with the Company's allergy diagnostic products, have substantially greater resources as well as established positions in the allergy testing market.

         The Company competes on the basis of price, promotion, quality of products, design of product, strength of the Company's relationship with dealers and other methods relevant to the business.

Patents

         The Company has maintained an aggressive patent policy and currently holds a number of domestic and foreign patents. The earliest patent was issued in 1973 and the latest in 1994. While these patents offer some protection to its product lines and related technology, management believes that continued improvements to the product lines are more important for the protection of its market position.

Employees

         As of March 17, 1996, the Company had approximately 196 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are satisfactory.

Item 2.  Properties

         At December 31, 1995, the Company had six separate facilities. Corporate headquarters is located in a leased 18,000 square foot building at 18800 Von Karman Avenue, Irvine, California. This facility was leased on November 11, 1992, and became the Company's new administrative headquarters in June 1993. The initial term of the lease is seven and one-half years; the initial base rent is $196,800 annually, commencing on October 1, 1993. In subsequent years the annual rent is adjusted on July 1 of each year in specific amounts as set in the lease agreement. The Company has the option to renew the lease for an additional five years at market rental rates.

         The Company also leases the following facilities:

                1) A two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2002. The initial rent is $455,000 annually. In subsequent years, the annual rent will be adjusted on January 1 of every other year (the "Adjustment Date") and will be based on the percentage difference between the Consumer Price Index ("CPI") for the preceding month of December and the CPI for the base year; however, rent payable as of each Adjustment Date shall be increased by a minimum of three percent per annum cumulative but may not exceed six percent per annum cumulative. The Company has the option to extend the lease term for an additional five-year period. The Company uses this facility, which contains approximately 76,000 square feet, for laboratory, manufacturing and storage purposes.

                2) An office suite at "De Vunt" 17, 3220 Holsbeek, Belgium. The lease has a nine year term commencing on April 1, 1994 and terminates on March 31, 2003. The initial rent is approximately $19,000 annually and is subject to indexation at each anniversary date based on changes in the Belgium consumer price index. This facility contains approximately 1,700 square feet and is used as a marketing, sales and product support location for the European market.

                3) A free standing building located at Otto-Hahn StraBe 16, 34123 Kassel, Germany. The lease has a ten year term ending March 31, 2005. The initial annual rent is based on a fixed 8.5% of the mutually agreed construction costs. In subsequent years, the annual rent will be adjusted based on changes to the cost of living index as published by the Federal Statistics Office in Wiesbaden, Germany. Adjustments will take place only if the index changes by more than 10% from the commencement date of the lease. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution and administrative functions of Hycor GmbH.

                4) A free standing building located at 3610 Kennedy Road, South Plainfield, New Jersey. This lease was entered into as a result of the acquisition of MSI. The original lease terminated shortly after the acquisition was completed and, in order to secure operational continuity pending finalization of an integration plan, the Company negotiated an extension ending on December 31, 1995. The annual rent was approximately $54,000. The Company relocated all MSI activity to California at the end of the lease and this facility was closed as part of the Company's Restructuring Plan.

                5) The Company owns a building located on approximately one acre of land at 217 Read Street, Portland, Maine. The facility consists of three connected brick buildings which were built approximately 35 years ago. The buildings have an aggregate space of approximately 70,000 square feet which can be used for office, laboratory, manufacturing and storage purposes. As discussed earlier, this facility was closed in the second half of 1993. On June 30, 1993, the Company executed a lease leasing the building to a third party commencing August 1, 1993, and terminating October 31, 1998. The Company intends to sell the facility when market conditions improve.

         In management's opinion the Company's existing facilities are adequate for the current level of operations and will support the anticipated growth of its business without the addition of major facilities for the foreseeable future.

Item 3.  Legal Proceedings

         To the best of Management's knowledge, there are no material pending legal proceedings to which the Company is a party or to which the Company's property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended December 31, 1995, there were no matters submitted to a vote of security holders.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Price of Common Stock

         Hycor Biomedical Inc.'s common stock trades on the National Market System under the symbol HYBD. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns or commissions.

Year Ended                                                    High           Low
--------------------------------------------------------------------------------
December 31, 1994
    1st Quarter                                              6-1/8             4
    2nd Quarter                                              5-1/2         4-1/2
    3rd Quarter                                              5-3/8         4-3/8
    4th Quarter                                              5-1/8         3-3/4

December 31, 1995
    1st Quarter                                            4-25/32             4
    2nd Quarter                                              5-1/8         4-1/2
    3rd Quarter                                              4-3/4         3-1/4
    4th Quarter                                              4-5/8         3-7/8

December 31, 1996
    1st Quarter (Through March 20, 1996)                     5-1/4         4-3/8

There were 1,210 shareholders of record as of March 20, 1996. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

                                  1995(a)     1994(b)     1993(c)  1992     1991
--------------------------------------------------------------------------------
OPERATING RESULTS

  Net sales                    $25,185     $25,897     $24,213  $27,384  $17,530

  Net income                   $   131     $ 2,833     $ 2,275  $ 3,598  $    97

  Net income per
   common share                $   .02     $   .34     $   .26  $   .41  $   .01



FINANCIAL POSITION

  Working capital              $13,615     $13,322     $15,736  $13,554  $ 8,603

  Net property and
   equipment                   $ 4,727     $ 6,419     $ 6,094  $ 5,268  $ 5,633

  Total assets                 $27,575     $29,000     $27,061  $26,139  $22,439

  Long-term debt               $    --     $    --     $    --  $    --  $   833

  Total
   stockholders' equity        $24,339     $26,169     $24,316  $22,420  $18,064

  Cash dividends
   declared per
   common share                $    --     $    --     $    --  $    --  $    --

(a) 1995 results include costs of implementing the Company's Restructuring Plan amounting to $1,734,000. See note number 13 to the consolidated financial statements.

(b) See note number 3 to the consolidated financial statements regarding certain acquisitions completed in 1994.

(c) 1993 results include charges for plant closure costs amounting to $1,113,393. See note 12 to the consolidated financial statements.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Restructuring Plan

        On July 27, 1995, the Company announced plans for a major restructuring designed to focus operations on high potential clinical immunology segments which management believes to have the greatest potential for future growth. The Restructuring Plan (the "Plan"), which was finalized in the fourth quarter of 1995, includes the discontinuation of several product lines, the closure of the Company's New Jersey facility, and the disposition or relocation of certain fixed assets.

        The aggregate costs of the Plan ($3,220,000) included $2,371,000 of disposal costs and write-offs of inventories, the value of which have been impaired by the Company's decision to discontinue the related product lines and liquidate all remaining inventories, $514,000 of costs related to the write down of fixed assets impaired by downsizing and discontinuance of related product lines, and $335,000 related to facility closure and other costs. These costs were offset by estimated gains on the sale of certain product lines amounting to $1,486,000. The net $1,734,000 cost of implementing the Plan was allocated to cost of sales ($473,000), selling, general and administrative expenses ($192,000), and restructuring charges ($1,069,000) in the accompanying consolidated statements of income.

        As part of the Plan, the Company has divested or will divest and has discontinued the following product lines:

- On December 1, 1995, the Company sold to ALK Laboratories all of the capital stock of Meridian for $3,325,275, net of sales costs. Meridian previously accounted for 10%, 11%, and 12% of the Company's total sales in 1995, 1994, and 1993, respectively.

- On February 5, 1996, the Company sold its serology kit tests for antibodies in Serum for $250,000 plus royalties to be earned against sales over the next five years at a rate of 5%. Such products accounted for approximately 2% of the Company's total sales in 1995.

- The Company discontinued in 1995 its production of several immunodiagnostic and radial immunodiffusion (RID) products. Such products accounted for approximately 3% of the Company's total sales in 1995.

- The Company discontinued to the extent possible and is currently marketing for sale a number of drug controls including a series of multi-level therapeutic drug controls. These products accounted for less than 4% of the Company's total sales in 1995.

- On March 8, 1996, the Company sold its media product line for $275,000 plus royalties to be earned against certain specific products over the next 2 years on a sliding scale starting at 50%. Such product lines accounted for less than 2% of total sales in 1995.

As of December 31, 1995, the Company discontinued all significant purchases and production on the remaining discontinued product lines with the exception of certain contractual supply commitments. Such products accounted for approximately 9% of the Company's total sales in 1995. The Company anticipates that the Plan will be primarily completed by the end of the second quarter of 1996 and will not require any significant cash outlays.

The total revenues related to the divested or discontinued product lines account for approximately 31%, 36% and 45% of the Company's total revenues in 1995, 1994 and 1993 respectively.

Although the Company believes that the sales growth resulting from the focused efforts in the clinical immunology markets will more than offset the decrease in revenues resulting from the restructuring, this is not expected to occur until after 1996. The Company therefore expects that 1996 revenues will show a decline from 1995.

In addition to the expected decline in total revenues, the increased investment in marketing and research and development provided for in the Plan will cause increased expense levels in 1996 over 1995.

The Company expects to remain profitable in 1996 but at reduced levels as compared to prior years. The Company expects to be able to fund all operating requirements from existing working capital resources and results from current operations.

Financial Condition

         In April 1993, January 1994, and September 1995 the Board of Directors authorized the repurchase of up to an aggregate of 1,620,000 shares of the Company's common stock. As of December 31, 1995, 1,273,200 shares had been purchased at a cost of $5,461,000.

        The Company increased its working capital $293,000 as of December 31, 1995 compared to December 31, 1994, due primarily to the proceeds from the sale of Meridian, offset by cash used for the stock repurchase program and the asset reductions resulting from the Plan. The Company expects to be able to fund future operations from current working capital and profits generated from operations.

        Cash and cash equivalents, marketable securities and receivables fluctuate throughout the year based upon the sales of products through distributors and the timing of the distributor's related payments to the Company. As of December 31, 1995, investments increased $3,928,498 compared to December 31, 1994, primarily because of the proceeds from the sale of Meridian. The decrease in receivables of $583,916 was also caused by the sale of Meridian. These fluctuations do not have a significant seasonal component.

        Inventories decreased $2,777,000, or 41%, as of December 31, 1995 compared to December 31, 1994 due primarily to the divestiture and write-off of inventories related to product lines which are being discontinued as part of the Plan.

        The deferred income tax benefit primarily reflects adjustments to the net operating loss carryforwards of acquired businesses. See Note 7 to the consolidated financial statements.

        The Company's principal capital commitments are for lease payments under noncancelable operating leases. Working capital and operating profits are anticipated to be sufficient to satisfy these commitments.

        The Company is continuing to evaluate the acquisition of additional product lines and companies in the medical diagnostics field. The Company believes that such acquisitions could be financed through issuance of debt or equity securities as well as its available cash. If such an acquisition were completed, the Company's operating results and financial condition could change significantly in future periods.

Results of Operations

1995 COMPARED TO 1994    Product sales decreased 3% compared to 1994. Revenues
were impacted by the fourth quarter sale of Meridian and the effects of the restructuring announcement on planned discontinued products. This decline can also be attributed to continued pressures in the health care industry for cost controls and a decline in domestic allergy product sales as the market continues to shift from the doctors office to larger laboratories. The Company's new HY-TEC automated allergy system is designed for the larger testing laboratories and received clearance from the U.S. Food and Drug Administration in March 1995.

         Gross profit as a percentage of sales declined from 55.8% to 52.6% due primarily to the allocation of a portion of the restructuring charge to cost of sales ($473,000) and the lower margins of the German operation and the launch of the new HY-TEC system in Europe.

         Selling, general and administration expenses, and research and development costs increased $1,253,000 and $758,000, respectively, primarily due to the direct cost incurred as a result of the Plan which includes expanding marketing and R&D programs.

         Interest income declined as the cash balances decreased as described above.

         The gain on foreign currency transaction of $188,000 for the year ended December 31, 1995 relates to intercompany balances amounting to approximately $948,000 between Hycor and its German subsidiary which was acquired in January 1994. The company has hedged this foreign currency exchange rate position.

         The provision for income taxes increased substantially from 39% to 51% of income due to the higher tax rate for the German operation and the utilization in prior years of net operating loss carryforwards and tax credits.

1994 COMPARED TO 1993    Product sales increased 7% compared to 1993. Net of the
effects of the acquisitions completed in 1994, sales declined approximately $566,000 or 2%. This decline was caused primarily by pressures in the health care industry for cost controls and a decline in domestic allergy product sales as the market continues to shift from the doctors office to larger laboratories.

         Gross profit as a percentage of sales declined from 59.1% to 55.8% due to the lower margins of the new German operation and the launch of the new HY-TEC system in Europe.

         Selling, general and administration expenses, and research and development costs, net of the acquisitions, declined $583,000 and $340,000, respectively, primarily as a result of the cost savings from the Portland, Maine plant closure completed in the fourth quarter of 1993.

         Interest income declined as the cash balances decreased as described above.

         The gain on foreign currency transaction of $209,000 for the year ended December 31, 1994 relates to intercompany balances amounting to approximately $1,613,000 between Hycor and its German subsidiary which was acquired in January 1994. The company has hedged this foreign currency exchange rate position.

         The provision for income taxes increased substantially from 29% to 39% of income due to the higher tax rate for the German operation and the utilization in prior years of net operating loss carryforwards and tax credits.

PART II
Item 8.  Financial Statements and Supplementary Data

The following documents are filed as part of this report:

                                                                     Page Number
                                                                     -----------
     Independent Auditors' Reports                                      21-22
     Consolidated Balance Sheets as of                                  23-24
         December 31, 1995 and 1994
     Consolidated Statements of Income                                  25
         for the years ended December 31,
         1995, 1994 and 1993
     Consolidated Statements of Stockholders'                           26
         Equity for the years ended December 31,
         1995, 1994 and 1993
     Consolidated Statements of Cash                                    27-28
         Flows for the years ended December 31,
         1995, 1994 and 1993
     Notes to Consolidated Financial Statements                         29-40

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Hycor Biomedical Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 14(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Costa Mesa, California
February 29, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Directors of Hycor Biomedical Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Hycor Biomedical Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of income, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of income, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of income, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Hycor Biomedical Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated statements of income, stockholder's equity and cash flows taken as a whole. The schedule listed in Part IV, Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated statements of income, stockholder's equity and cash flows. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated statements of income, stockholder's equity and cash flows for the period indicated above and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements of income, stockholder's equity and cash flows taken as a whole.



                                                ARTHUR ANDERSEN LLP

Orange County, California
February 15, 1994

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

         ASSETS                                               1995          1994
         ------                                               ----          ----
CURRENT ASSETS:
  Cash and cash equivalents                                $ 1,033,459   $ 1,404,537
  Investments  (Note 4)                                      6,365,995     2,437,497
  Accounts receivable, net of allowance for
    doubtful accounts of $136,604 and
    $170,841 in 1995 and 1994, respectively                  3,679,419     4,263,335
  Inventories (Note 5)                                       3,948,564     6,725,565
  Prepaid expenses and other current assets                    685,399       711,586
  Deferred income tax benefit (Note 7)                       1,138,000       610,000
                                                           -----------   -----------
      Total current assets                                  16,850,836    16,152,520
                                                           -----------   -----------
PROPERTY AND EQUIPMENT, at cost :
  Land and buildings                                         1,428,258     2,304,048
  Leasehold improvements                                     1,619,272     1,684,352
  Machinery and equipment                                    5,115,424     5,796,601
  Furniture, fixtures and office equipment                   2,306,821     2,273,247
                                                           -----------   -----------
                                                            10,469,775    12,058,248

  Accumulated depreciation and amortization                 (5,742,459)   (5,639,674)
                                                           -----------   -----------
  Property and equipment, net                                4,727,316     6,418,574
                                                           -----------   -----------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $1,015,082 and
  $741,543 in 1995 and 1994, respectively (Notes 3 and 7)    4,773,904     5,459,039
DEFERRED INCOME TAX BENEFIT (Note 7)                           877,000       620,000
OTHER ASSETS                                                   346,316       350,166
                                                           -----------   -----------
      Total assets                                         $27,575,372   $29,000,299
                                                           ===========   ===========



                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

    LIABILITIES AND STOCKHOLDERS' EQUITY                   1995          1994
    ------------------------------------                   ----          ----
CURRENT LIABILITIES:
  Accounts payable                                      $   982,646   $ 1,104,520
  Accrued liabilities                                     1,252,718       864,004
  Accrued payroll expenses                                1,000,542       862,457
                                                        -----------   -----------
      Total current liabilities                           3,235,906     2,830,981
                                                        -----------   -----------


COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY (Notes 6 and 8):
  Preferred stock, $.01 par value;
    authorized - 3,000,000 shares;
    none outstanding                                             --            --
  Common stock, $.01 par value;
    authorized - 20,000,000 shares;
    issued and outstanding: 7,730,291
    shares in 1995 and 8,226,895 shares in 1994              77,303        82,269
  Paid-in capital                                        14,806,686    16,971,456
  Retained earnings                                       9,215,989     9,084,739
  Accumulated foreign currency translation adjustments      254,445       144,138
  Unrealized losses on investments, net of tax benefit      (14,957)     (113,284)
                                                        -----------   -----------
      Total stockholders' equity                         24,339,466    26,169,318
                                                        -----------   -----------
      Total liabilities and stockholders' equity        $27,575,372   $29,000,299
                                                        ===========   ===========










                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                              1995         1994         1993
                                              ----         ----         ----
NET SALES (Note 10)                       $25,184,742   $25,896,591  $24,212,567
COST OF SALES (Note 13)                    11,947,276    11,450,936    9,900,454
                                          -----------   -----------  -----------
      Gross profit                         13,237,466    14,445,655   14,312,113
                                          -----------   -----------  -----------
OPERATING EXPENSES:
  Selling, general and
    administrative (Note 13)                9,812,090     8,558,752    8,350,318
  Research and development                  2,594,468     1,836,830    2,142,789
  Restructure charge (Note 13)              1,069,301            --           --
  Plant closure costs (Note 12)                    --            --    1,113,393
                                          -----------   -----------  -----------
                                           13,475,859    10,395,582   11,606,500
                                          -----------   -----------  -----------
OPERATING INCOME (LOSS)                      (238,393)    4,050,073    2,705,613

INTEREST INCOME, net                          321,765       374,125      498,889
GAIN ON FOREIGN CURRENCY TRANSACTIONS         187,878       208,898           --
                                          -----------   -----------  -----------
INCOME BEFORE PROVISION FOR INCOME TAXES      271,250     4,633,096    3,204,502


PROVISION FOR INCOME TAXES (Note 7)           140,000     1,800,000      930,000
                                          -----------   -----------  -----------
NET INCOME                                $   131,250   $ 2,833,096  $ 2,274,502
                                          ===========   ===========  ===========


NET INCOME PER SHARE (Note 2)             $       .02   $       .34  $       .26
                                          ===========   ===========  ===========






                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                         Common Stock
                                                                      ------------------
                                                                      Number of    Par        Paid-in      Retained
                                                                       Shares      Value      Capital      Earnings
                                                                       ------      -----      -------      --------
BALANCE AT JANUARY 1, 1993                                            8,242,066   $82,421   $18,360,662   $3,977,141

ISSUANCE OF COMMON STOCK, including
 related income tax benefits (Note 8)                                   167,909     1,679       495,804           --

COMMON STOCK  PURCHASED                                                (202,722)   (2,027)     (873,948)          --

NET INCOME                                                                   --        --            --    2,274,502
                                                                      ---------   -------   -----------   ----------
BALANCE AT DECEMBER 31, 1993                                          8,207,253    82,073    17,982,518    6,251,643

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)          301,342     3,013       311,346           --

ISSUANCE OF COMMON STOCK IN CONJUNCTION WITH
ACQUISITION OF MSI (Note 3)                                             200,000     2,000       730,000           --

COMMON STOCK PURCHASED                                                 (481,700)   (4,817)   (2,052,408)          --

NET INCOME                                                                   --        --            --    2,833,096

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                             --        --            --           --

NET UNREALIZED INVESTMENT LOSSES, net of tax (Note 2)                        --        --            --           --
                                                                      ---------   -------   -----------   ----------
BALANCE AT DECEMBER 31, 1994                                          8,226,895    82,269    16,971,456    9,084,739

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)           92,174       922       293,836           --

COMMON STOCK PURCHASED                                                 (588,778)   (5,888)   (2,508,216)          --

TAX BENEFITS FROM EXERCISE OF COMMON STOCK OPTIONS                           --        --        49,610           --

NET INCOME                                                                   --        --            --      131,250

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                             --        --            --           --

NET UNREALIZED INVESTMENT GAINS, net of tax (Note 2)                         --        --            --           --
                                                                      ---------   -------   -----------   ----------
BALANCE AT DECEMBER 31, 1995                                          7,730,291   $77,303   $14,806,686   $9,215,989
                                                                      =========   =======   ===========   ==========


                                                                        Accumulated
                                                                      Foreign Currency    Unrealized
                                                                        Translation       Investment
                                                                        Adjustments     Gains (Losses)
                                                                        -----------     --------------
BALANCE AT JANUARY 1, 1993                                                $     --        $      --

ISSUANCE OF COMMON STOCK, including
 related income tax benefits (Note 8)                                           --               --

COMMON STOCK  PURCHASED                                                         --               --

NET INCOME                                                                      --               --
                                                                          --------        ---------
BALANCE AT DECEMBER 31, 1993                                                    --               --

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)                  --               --

ISSUANCE OF COMMON STOCK IN CONJUNCTION WITH
ACQUISITION OF MSI (Note 3)                                                     --               --

COMMON STOCK PURCHASED                                                          --               --

NET INCOME                                                                      --               --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                           144,138               --

NET UNREALIZED INVESTMENT LOSSES, net of tax (Note 2)                           --         (113,284)
                                                                          --------        ---------
BALANCE AT DECEMBER 31, 1994                                               144,138         (113,284)

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)                  --               --

COMMON STOCK PURCHASED                                                          --               --

TAX BENEFITS FROM EXERCISE OF COMMON STOCK OPTIONS                              --               --

NET INCOME                                                                      --               --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                           110,307               --

NET UNREALIZED INVESTMENT GAINS, net of tax (Note 2)                            --           98,327
                                                                          --------        ---------
BALANCE AT DECEMBER 31, 1995                                              $254,445        $ (14,957)
                                                                          ========        =========



                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995          1994          1993
                                                                           ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   131,250   $ 2,833,096   $ 2,274,502
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                        2,168,151     1,745,123     1,559,424
    Deferred income tax provision                                         (569,000)      419,000       129,000
    Loss on disposition of property, equipment, and other intangibles      522,092            --            --
    Gain on sale of subsidiary                                          (1,286,427)           --            --
    Gain on foreign currency transactions                                 (187,878)     (208,898)           --
    Change in assets and liabilities, net of effects of acquisitions, dispositions and foreign currency adjustments
      Accounts receivable                                                  348,390       893,080        88,779
      Inventories                                                        1,634,932    (1,491,133)     (748,747)
      Prepaid expenses and other current assets                              7,763        47,515      (359,268)
      Other assets                                                           2,125        86,156        45,469
      Accounts payable                                                     (27,676)     (357,903)      (78,393)
      Accrued liabilities                                                  666,740      (265,702)      (58,592)
      Accrued payroll expenses                                             198,279       152,495      (188,897)
                                                                       -----------   -----------   -----------
          Total adjustments                                              3,477,491     1,019,733       388,775
                                                                       -----------   -----------   -----------
    Net cash provided by operating activities                            3,608,741     3,852,829     2,663,277
                                                                       -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                              (4,119,291)   (1,893,632)   (1,976,424)
  Proceeds from sales of investments                                       313,279     6,105,132     1,198,946
  Purchases of property, plant and equipment                            (1,496,707)   (1,420,115)   (2,195,295)
  Purchases of intangible assets                                           (71,550)      (23,704)      (60,554)
  Proceeds from sale of property and equipment                                  --        40,544       111,262
  Proceeds from collection of notes receivable                              26,006        24,215       178,450
  Business acquisitions, net of cash acquired                                   --    (4,272,405)           --
  Proceeds from sale of business                                         3,325,275            --            --
                                                                       -----------   -----------   -----------
    Net cash used in investing activities                               (2,022,988)   (1,439,965)   (2,743,615)
                                                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   344,368       314,359       497,483
  Purchases of Hycor common stock                                       (2,514,104)   (2,057,225)     (875,975)
                                                                       -----------   -----------   -----------
    Net cash used in financing  activities                              (2,169,736)   (1,742,866)     (378,492)
                                                                       -----------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    212,905        50,966            --
                                                                       -----------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (371,078)      720,964      (458,830)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,404,537       683,573     1,142,403
                                                                       -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 1,033,459   $ 1,404,537   $   683,573
                                                                       ===========   ===========   ===========

                    HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                              1995         1994        1993
                                                                           ----------  -----------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - income taxes                                 $1,811,199  $ 1,306,547   $872,735

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
During 1994, the Company acquired certain businesses in noncash transactions summarized as follows:
     Fair value of assets acquired                                         $       --  $ 5,797,842   $     --
     Value of common stock issued in transaction                                   --     (732,000)        --
     Cash paid net of cash acquired                                                --   (4,272,405)        --
                                                                           ----------  -----------   --------
        Liabilities assumed, including costs of acquisition                $       --  $   793,437   $     --
                                                                           ==========  ===========   ========

Reduction of goodwill and accrued income taxes payable due to utilization of Ventrex acquired net operating losses, credit carryforwards and other
timing differences                                                         $  287,385  $        --   $647,653
                                                                           ==========  ===========   ========

Reduction of goodwill and increase in deferred income tax benefit due to
change in valuation allowance                                              $  269,843  $ 1,079,372   $     --
                                                                           ==========  ===========   ========







                 See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993

NOTE 1:  DESCRIPTION OF BUSINESS

Hycor Biomedical Inc. ("Hycor" or the "Company") is engaged in developing, manufacturing and marketing medical and diagnostic products. The Company's products are primarily used in the clinical laboratory and specialty physician markets in the United States and Europe. The majority of sales are through independent and clinical laboratory distributors.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION       The consolidated financial statements include the accounts of Hycor Biomedical Inc. and its wholly-owned subsidiaries. All material intercompany amounts and transactions have been eliminated.

FOREIGN CURRENCY ISSUES       The financial position and results of operations
of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to $948,000 between Hycor and its German subsidiary. Beginning in May, 1995, the Company began entering into forward foreign exchange contracts as a hedge against certain effects of fluctuating currency exchange rates on the intercompany note payable from its German subsidiary. The Company is exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be substantially offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations. The counterparties to these instruments are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the Company does not anticipate a loss resulting from any credit risk of these institutions.

At December 31, 1995, the Company had forward currency sales contracts open in the aggregate amount of $952,000, with maturities ranging from 5 months to 20 months, which represents the expected payment dates against the intercompany note. The unrealized gains and losses from these contracts were immaterial at December 31, 1995.

CASH EQUIVALENTS    Cash equivalents are deemed to be highly liquid investments with an original maturity of three months or less.

INVESTMENTS    The Company adopted Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Financial statements from prior years have not been restated, and there was no material cumulative effect from the change in accounting principle in determining net income for the year ended December 31,1994.

At December 31, 1995 and 1994, marketable equity and debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of stockholders' equity, net of tax, until realized.

CREDIT RISK    Most of the Company's business activity is with distributors of medical products which are primarily located in the United States and Europe. The Company grants normal trade credit to customers without requiring collateral or other security. The Company maintains reserves for potential credit losses and those losses have been within management's expectations.

INVENTORIES    Inventories are valued at the lower of cost (first-in,first-out method) or market. Cost includes material, direct labor and manufacturing overhead.

PROPERTY AND EQUIPMENT   Property and equipment are recorded at cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to twenty years. Leasehold improvements are amortized over the life of the lease. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions and improvements are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS    Goodwill represents the excess of
purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks and license fees which are recorded at cost. Goodwill is amortized over 15 to 20 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 15 years. The Company assesses the recoverability of Goodwill and other intangible assets at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows.

OTHER ASSETS   Other assets consist primarily of notes receivable and long-term deposits.

INCOME TAXES   The Company accounts for income taxes pursuant to Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.

REVENUE RECOGNITION      Revenue on product sales is recognized when products
are shipped.

NET INCOME PER SHARE     The number of shares used in computing net income per
share is the weighted average number of shares outstanding during the year plus common stock equivalents relating to options and warrants. The number of common stock equivalents relating to options and warrants is determined using the treasury stock method. Common stock equivalents are not included when their effect is antidilutive. Fully diluted net income per share approximates primary net income per share for each year. The numbers of shares used in computing net income per share are as follows:

                                                1995          1994          1993
--------------------------------------------------------------------------------
Weighted average number
 of shares outstanding                     8,208,218     8,233,867     8,237,020
Common stock equivalents                      49,805       218,939       453,588
--------------------------------------------------------------------------------
                                           8,258,023     8,452,806     8,690,608
================================================================================

USE OF ESTIMATES     The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS   Certain items in the 1994 and 1993 consolidated financial
statements have been reclassified to conform with the 1995 presentation.

NEW ACCOUNTING PRONOUNCEMENT    The Financial Accounting Standards Board has
recently issued Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, which requires the determination and disclosure of compensation costs implicit in stock option grants. The Company is required to adopt the standard beginning fiscal 1996. The Company does not plan to implement this standard until that time and has not been able to quantify the effect of this standard at the present time.

NOTE 3:  ACQUISITIONS

On January 14, 1994, the Company acquired Melja Diagnostik (Melja) for cash of approximately $2,145,000, net of cash acquired. Melja primarily manufactures and sells allergy diagnostic products in Europe. The acquisition was accounted for using the purchase method of accounting, and Melja's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Total goodwill and other intangible assets resulting from the acquisition amounted to approximately $1,879,000. The impact of including Melja's operation in the Company's financial statements for the year ended December 31, 1993 would not have been significant.

On October 3, 1994, the Company completed the acquisition of Medical Specialties International, Inc. (MSI) of So. Plainfield, New Jersey, for a combination of cash and Hycor common stock of approximately $2,859,000, net of cash acquired. Under the terms of the acquisition agreement, the Company may be obligated to issue up to 150,000 additional common shares if MSI achieves specified revenue levels prior to December 31, 1997. As of December 31, 1995, no additional shares have been issued under this agreement. MSI primarily manufactures and sells hematology controls in domestic markets. The acquisition was accounted for using the purchase method of accounting, and MSI's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Total goodwill and other intangible assets resulting from the acquisition amounted to approximately $2,829,000.

The unaudited consolidated results of operations through December 31, 1994 on a pro forma basis as though the MSI acquisition had been consummated on January 1, 1994 and 1993 are as follows:

                                                         1994               1993
--------------------------------------------------------------------------------
Net sales                                         $26,763,000        $25,019,000
Net income                                          2,072,000          1,503,000
Net income per common share                               .24                .17
--------------------------------------------------------------------------------

The pro forma financial information presented is not necessarily indicative either of results of operations that would have occurred had the acquisition been effected on January 1, 1994 or 1993 or of future results of operations.

NOTE 4: INVESTMENTS

Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities at December 31, 1995 as follows:

                                                    Fair
                                                   Value                    Cost
--------------------------------------------------------------------------------
Due after one year through five years         $6,365,995              $6,390,515
--------------------------------------------------------------------------------

Gross unrealized holding gains and losses at December 31, 1995 were $32,756 and $57,276, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. During 1995, the Company sold investments with an aggregate book value of $322,113 for total cash proceeds of $313,279, resulting in a net realized loss of $8,834.

NOTE 5: INVENTORIES

Inventories at December 31, 1995 and 1994 consisted of:

                                                         1995              1994
--------------------------------------------------------------------------------
Raw materials                                     $ 1,325,973        $2,122,387
Work in process                                     1,787,292         2,836,388
Finished goods                                      2,774,801         2,536,877
Allowance for discontinued
product lines and excess, obsolete
and short-dated inventories                        (1,939,502)         (770,087)

--------------------------------------------------------------------------------
                                                  $ 3,948,564        $6,725,565
================================================================================

NOTE 6:  STOCKHOLDERS' EQUITY

At December 31, 1995 the Company had warrants outstanding to purchase 624,232 shares of common stock, all of which are exercisable. Each warrant represents the right to purchase one share of the Company's common stock at prices ranging from $5.00 to $9.21 with expiration dates ranging from April 1996 to August 1998. In 1994, warrants for 279 shares of common stock were exercised.

NOTE 7:  INCOME TAXES

The provision for income taxes consists of the following:

                                         1995               1994            1993
--------------------------------------------------------------------------------
Current:
  Federal                           $ 307,000         $  817,000        $546,000
  State                               181,000            341,000         255,000
  Foreign                             221,000            223,000              --
--------------------------------------------------------------------------------
    Total                             709,000          1,381,000         801,000
--------------------------------------------------------------------------------
Deferred:
  Federal                            (395,000)           396,000         110,000
  State                              (174,000)            23,000          19,000

--------------------------------------------------------------------------------
    Total                            (569,000)           419,000         129,000
--------------------------------------------------------------------------------
                                    $ 140,000         $1,800,000        $930,000
================================================================================

A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                               1995          1994          1993
--------------------------------------------------------------------------------
Provision computed at federal
 statutory rate                            $ 93,000    $1,574,000    $1,090,000
Increase (reduction)resulting from:
 State taxes, net                             5,000       237,000       190,000
 Foreign tax rate differential               54,000        82,000            --
 Change in valuation allowance                   --            --       151,000
 Utilization of loss carryforwards               --            --      (205,000)
 Research and development credits           (58,000)     (122,000)     (335,000)
 Foreign sales corporation                  (26,000)      (50,000)      (56,000)
 Amort.of goodwill and trademarks            57,000        27,000            --
 Meals and entertainment                     15,000        17,000            --
 Other                                           --        35,000        95,000
--------------------------------------------------------------------------------
                                           $140,000    $1,800,000    $  930,000
================================================================================

The components of the provision for deferred income taxes for the years ended December 31, 1995 and 1994 are as follows:

                                                          1995             1994
--------------------------------------------------------------------------------
Inventory reserves                                   $(491,000)        $ (6,000)
Operating loss carryforwards                           269,000          269,000
Credit carryforwards                                   (29,000)          57,000
Change in valuation allowance                               --               --
Deferred state taxes                                    59,000           37,000
State tax provision                                     15,000          (84,000)
Allowance for doubtful accounts                         19,000           61,000
Vacation accrual                                        49,000           (9,000)
Restructuring Reserve                                 (484,000)              --
Depreciation                                           (32,000)          77,000
Unrealized foreign exchange gain                        56,000               --
Other                                                       --           17,000
--------------------------------------------------------------------------------
                                                     $(569,000)        $419,000
================================================================================

The components of the Company's deferred income tax benefit as of December 31, 1995 and 1994 are as follows:

                                                         1995              1994
--------------------------------------------------------------------------------
Allowance for doubtful accounts                   $    53,000       $    72,000
Inventory reserves                                    815,000           323,000
Depreciation                                         (157,000)         (190,000)
Currently non-deductible accruals                     120,000           168,000
Net operating loss carryforwards                    7,592,000         7,862,000
Valuation allowance                                (6,782,000)       (7,052,000)
Deferred state taxes                                  (96,000)          (37,000)
State tax provision                                    68,000            84,000
Restructuring reserve                                 484,000                --
Capital loss carryforwards                             29,000                --
Unrealized foreign exchange gain                      (57,000)               --
Bond market valuation                                 (54,000)               --
--------------------------------------------------------------------------------
                                                  $ 2,015,000       $ 1,230,000
================================================================================

     The financial statement benefit from the utilization of acquired net operating losses and credit carryforwards is being accounted for as a reduction of goodwill in the year utilized until goodwill is reduced to zero, at which point any additional benefit will be accounted for as a reduction of income tax expense. Effective January 1, 1994, the Company reduced the valuation allowance on acquired net operating losses projected to be utilized over the next three years, as it is more likely than not that such amounts will be utilized. Thus, the corresponding tax benefit of $270,000 has been reflected by a reduction of the valuation allowance and a corresponding reduction to goodwill. In 1995, the Company utilized $793,000 of these net operating losses, resulting in a reduction of the goodwill by $270,000. In addition, during the current year, the Company utilized otherwise expiring net operating losses by offsetting built-in gains upon the sale of assets which also resulted in a reduction in goodwill by approximately $290,000.

     The components of the Company's deferred income tax benefit as of December 31, 1995 also reflect $1,925,000 of the net operating loss carryforwards and valuation allowance related to the MSI acquisition. Utilization of the MSI net operating loss carryforward can only be offset against future MSI taxable income.

NOTE 8:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS At December 31, 1995, the Company had reserved 1,712,837 shares of common stock for issuance to employees and directors under five stock option plans, of which, options to purchase 1,098,816 shares were outstanding with exercise prices ranging from $0.00 to $6.63 per share. Both incentive and nonqualified options can be granted under the plans. The following is a summary of stock option activity for the years ended December 31:

                                1995                      1994                      1993
                       -----------------------   -----------------------   -----------------------
                         Shares       Price       Shares        Price       Shares        Price
                       ---------   -----------   ---------   -----------   ---------   -----------
Outstanding,
   Beginning of year   1,035,373   $0.00-$6.63   1,254,737   $0.00-$6.63   1,148,661   $0.56-$6.63
   Granted               218,500   $0.00-$4.69     111,500   $4.50-$4.75     247,500   $0.00-$6.63
   Exercised             (55,557)  $0.56-$2.47    (254,500)  $0.56-$2.47     (58,000)  $0.59-$1.56
   Canceled              (99,500)  $4.13-$6.50     (76,364)  $4.25-$6.63     (83,424)  $4.88-$6.50
                       ---------                 ---------                 ---------
Outstanding,
   End of year         1,098,816   $0.00-$6.63   1,035,373   $0.00-$6.63   1,254,737   $0.00-$6.63
                       =========                 =========                 =========

Options are generally granted at fair market value and become exercisable over periods of up to ten years. The Company has also granted options to purchase approximately 100,000 shares at $0.00 which become exercisable based on the achievement of certain performance criteria. At December 31, 1995, options to acquire 729,317 shares were exercisable at prices ranging from $1.13 to $6.63 per share, and options to acquire 614,000 shares were available for grant.

STOCK PURCHASE PLAN The Company has reserved 260,488 shares of its common stock for issuance to employees under an employee stock purchase plan. The plan allows employees to contribute up to ten percent (to a maximum of $25,000) of their salary. The employees purchase the Company's common stock at 85 percent of the lower of the fair market value of the common stock on June 30 or December 31. The Company issued 20,894, 34,785 and 36,922 shares of its common stock under this plan in 1995, 1994 and 1993, respectively.

401(k) PLAN    The Company has established a profit sharing plan under Internal
Revenue Code section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee's contribution and 100 percent of the next one percent of contribution. A portion of the Company's contribution is made in the Company's common stock. The Company issued 15,723, 11,778 and 11,169 shares of its common stock under this plan in 1995, 1994 and 1993, respectively. Compensation expense related to these plans was $249,324, $156,701 and $183,697 in 1995, 1994 and 1993,
respectively.


NOTE 9:  COMMITMENTS

The Company leases office, laboratory and warehouse space and laboratory equipment under noncancelable operating leases. Rental expense under operating leases for the years ended December 31, 1995, 1994 and 1993 was approximately $1,069,000, $723,000 and $521,000, respectively. Future annual minimum lease payments under the noncancelable operating leases as of December 31, 1995 are:

                          Year                         Amount
--------------------------------------------------------------------------------
                          1996                       $  859,000
                          1997                          859,000
                          1998                          883,000
                          1999                          942,000
                          2000                          960,000
                    Thereafter                        1,626,000
--------------------------------------------------------------------------------
                                                     $6,129,000
================================================================================


NOTE 10:  MAJOR CUSTOMERS AND INTERNATIONAL SALES

The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 18% and 12% of net product sales in 1995; 18% and 14% in 1994 and 20% and 15% in 1993. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations. Export sales accounted for $4,231,000 or 17% of product sales in 1995; $4,778,000 or 18% in 1994; and $4,671,000 or 19% in 1993. The
primary geographical area was Europe, which, including sales by the Company and its German subsidiary, accounted for sales of $6,909,000 in 1995, $6,826,000 in 1994 and $3,688,000 in 1993.

NOTE 11:  RESULTS BY QUARTER (UNAUDITED)

The unaudited results by quarter for the years ended December 31, 1995 and 1994 are shown below.

                               First        Second         Third         Fourth
1995                         Quarter       Quarter       Quarter        Quarter
--------------------------------------------------------------------------------
Revenues                  $6,492,935    $6,764,392    $5,680,775    $ 6,246,640
Gross profit               3,597,922     3,834,401     3,073,237      2,731,906
Net income (loss)            549,523       572,081       148,095     (1,138,449)
Net income (loss)
 per share                $     0.07    $     0.07    $     0.02    $     (0.14)



                              First         Second          Third         Fourth
1994                        Quarter        Quarter        Quarter        Quarter
--------------------------------------------------------------------------------
Revenues                 $6,553,111     $7,058,068     $5,708,495     $6,576,917
Gross profit              3,786,994      3,845,897      3,119,718      3,693,046
Net income                  776,547        813,713        559,592        683,244
Net income
 per share               $      .09     $      .10     $      .07     $      .08


NOTE 12:  PLANT CLOSURE COSTS

During fiscal 1993, the Company closed its manufacturing facility in Portland, Maine and consolidated such operations into the Company's California manufacturing facility. The costs included in the accompanying consolidated 1993 statement of income were for the facility closure, severance and outplacement programs, and the integration of Portland operations into the California facility.

NOTE 13: RESTRUCTURING CHARGE

On July 27, 1995, the Company announced plans for a major restructuring designed to focus operations on high potential clinical immunology segments which management believes to have the greatest potential for future growth. The Restructuring Plan (the "Plan"), which was finalized in the fourth quarter of 1995, includes the discontinuation of several product lines, the closure of the Company's New Jersey facility, and the disposition or relocation of certain fixed assets.

The aggregate costs of the Plan included $2,371,000 of disposal costs and write-offs of inventories, the value of which have been impaired by the Company's decision to discontinue the related product lines and liquidate all remaining inventories, $514,000 of costs related to the write down of fixed assets impaired by downsizing and discontinuance of related product lines, and $335,000 related to facility closure and other costs. These costs were offset by estimated gains on the sale of certain product lines amounting to $1,486,000. The net $1,734,000 cost of implementing the restructure plan was allocated to cost of sales ($473,000), selling, general and administrative expenses ($192,000), and restructuring charges ($1,069,000) in the accompanying consolidated statements of income.

As of December 31, 1995, the Company had sold one product line, produced by its Meridian Subsidiary, with net assets of $2,039,000 for net cash proceeds of $3,325,000, and discontinued all significant purchases and production on discontinued product lines with the exception of certain contractual supply commitments.

The Company anticipates that the restructuring plan will be primarily completed by the end of the second quarter of 1996 and will not require a significant net cash outlay.

        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On September 21, 1994, Hycor Biomedical Inc. ("the Company") informed Arthur Andersen LLP ("Arthur Andersen") that they had not been selected as the principal independent public accountants for the audit of the Company's financial statements for the fiscal year ending December 31, 1994. On September 22, 1994, the Company engaged Deloitte & Touche LLP as principal independent accountants for the audit of the Company's financial statements for the fiscal year ending December 31, 1994.

        In connection with the audits of the fiscal year ended December 31, 1993 and the subsequent interim period through September 21, 1994, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their report to the subject matter of their disagreement.

        The auditor's report of Arthur Andersen on the consolidated financial statements of the Company for the year ended December 31, 1993, did not contain an adverse opinion or a disclaimer of opinion, modification or qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        Arthur Andersen has furnished a letter indicating agreement with the foregoing.

        The decision to change accountants was recommended by Management and approved by the Audit Committee of the Board of Directors.

PART III

        Item 10.  Directors and Executive Officers of the Registrant

        The information required by this Item is included under the captions "Election of Directors," "Executive Officers," and "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

        Item 11.  Executive Compensation

        The information required by this Item is included under the caption "Executive Compensation" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance

Graph (I) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

        Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is included under the caption "Stock Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

        Item 13.  Certain Relationships and Related Transactions

        None

PART IV

        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
        8-K

        1.         Financial Statement Schedules

                   The following financial schedule, together with the Independent Auditors Reports on Schedule, are filed as part of this Report:

                  Schedule                                             Page
                   Number    Description                               Number
                   ------    -----------                               ------
                    II      Valuation and Qualifying                   S-1
                             Accounts


                  Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

2.       Exhibits

         3(1).                              Restated Certificate of
                                            Incorporation of Hycor Biomedical
                                            Inc., previously filed with the
                                            Secretary of State of Delaware on
                                            December 29, 1993, previously filed
                                            as Exhibit 3(1). to the Company's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended December 31, 1993,
                                            and incorporated herein by
                                            reference.

         3(2).                              By-Laws of Hycor Biomedical Inc. as
                                            amended, previously filed as Exhibit
                                            3(2). to the Company's Annual Report
                                            on Form 10-K for the fiscal year
                                            ended December 31, 1991, and
                                            incorporated herein by reference.

         4(1)                               Warrant Agreement, previously filed
                                            as Exhibit 4.1 to the Company's
                                            Registration Statement on Form S-4,
                                            File no. 33-40475, and incorporated
                                            herein by reference.

            Material Contracts - Relating to Management Compensation
                              Plans or Arrangements

         10(1).                             Employment Agreement of Richard D.
                                            Hamill, dated December 20, 1990,
                                            previously filed as Exhibit 10(1).
                                            to the Company's Annual Report on
                                            Form 10-K for the fiscal year ended
                                            December 31, 1990, and incorporated
                                            herein by reference.

         10(2).                             Employment Agreement of Reginald P.
                                            Jones, dated December 1, 1991,
                                            previously filed as Exhibit 10(2).
                                            to the Company's Annual Report on
                                            Form 10-K for the fiscal year ended
                                            December 31, 1991, and incorporated
                                            herein by reference.

         10(4).                             Employment Agreement of Nelson F.
                                            Thune, dated December 1, 1991,
                                            previously filed as Exhibit 10(4).
                                            to the Company's Annual Report on
                                            Form 10-K for the fiscal year ended
                                            December 31, 1991, and incorporated
                                            herein by reference.

         Exhibit No.                              Name of Exhibit
         -----------                              ---------------
         10(6).                             Employment Agreement of W. Barry
                                            McDonald, dated May 4, 1992,
                                            previously filed as Exhibit 10(6).
                                            to the Company's Annual Report on
                                            Form 10-K for the fiscal year ended
                                            December 31, 1992, and incorporated
                                            herein by reference.

         10(10).                            1981 Incentive Stock Option  Plan,
                                            as amended, previously filed as
                                            Exhibit 4(1). to the Company's
                                            Registration Statements on Form S-8
                                            (No. 33-25429 and No. 33-32767), and
                                            incorporated herein by reference.

         10(12).                            1984 Nonqualified Stock Option Plan,
                                            as amended, previously filed as
                                            Exhibit 4(1). to the Company's
                                            Registration Statement on Form S-8
                                            (No. 33-25428), and incorporated
                                            herein by reference.

         10(13).                            1988 Employee Stock Purchase Plan,
                                            previously filed as Exhibit 4(1). to
                                            the Company's Registration Statement
                                            on Form S-8 (No. 33-25427), and
                                            incorporated herein by reference.

         10(14).                            Hycor Biomedical Incentive Profit
                                            Sharing Plan, previously filed as
                                            Exhibit 4(1). to the Company's
                                            Registration Statement on Form S-8
                                            (No. 33-25430), and incorporated
                                            herein by reference.

         10(15).                            Long Term Executive Incentive Plan -
                                            1988, previously filed as Exhibit
                                            4(1). to the Company's Registration
                                            Statement on Form S-8 (No. 33-43280)
                                            and incorporated herein by
                                            reference.

         10(16).                            Annual Executive Incentive Plan,
                                            previously filed as Exhibit 10(16).
                                            to the Company's Annual Report on
                                            10-K for fiscal year ended December
                                            31, 1990, and incorporated herein by
                                            reference.

         Exhibit No.                              Name of Exhibit
         -----------                              ---------------
         10(17).                            1992 Incentive Stock Plan,
                                            previously filed as Exhibit 10(17).
                                            to the Company's 10-Q for June 30,
                                            1992, and incorporated herein by
                                            reference.

         10(18).                            Nonqualified Stock Option Plan for
                                            Non-Employee Directors, previously
                                            filed as Exhibit 10(18). to the
                                            Company's 10-Q for June 30, 1992,
                                            and incorporated herein by
                                            reference.

         Other Material Contracts

         10(21).                            Lease Agreement for the Company's
                                            Garden Grove, California facility
                                            dated December 1, 1990, previously
                                            filed as Exhibit 10(8). to the
                                            Company's Annual Report on Form 10-K
                                            for the fiscal year ended December
                                            31, 1991, and incorporated herein by
                                            reference.

         10(22).                            Lease Agreement for the Company's
                                            Irvine, California facility, dated
                                            November 11, 1992, previously filed
                                            as Exhibit 10(22). to the Company's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended December 31, 1992,
                                            and incorporated herein by
                                            reference.

         10(23).                            Agreement of Purchase and Sale of
                                            Melja Diagnostik GmbH Shares, dated
                                            December 20, 1993, previously filed
                                            as Exhibit 10(23). to the Company's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended December 31, 1993,
                                            and incorporated herein by
                                            reference.

         10(24)                             Share Purchase Agreement, dated as
                                            of August 19, 1994, as amended
                                            September 27, 1994, by and among
                                            Hycor Biomedical Inc. and Medical
                                            Specialties International, Inc.,
                                            previously filed as Exhibits 2(1).
                                            and 2(2). to the Company's Current

         Exhibit No.                              Name of Exhibit
         -----------                              ---------------
                                            Report on Form 8-K, dated October 3,
                                            1994, and incorporated herein by
                                            reference.

         10(25)                             Registration Rights Agreement, dated
                                            as of October 3, 1994, by and among
                                            Hycor Biomedical Inc. and Medical
                                            Specialties International, Inc.
                                            shareholders, previously filed as
                                            Exhibit 4(1). to the Company's
                                            Current Report on Form 8-K dated
                                            October 3, 1994, and incorporated
                                            herein by reference.

         10(26)                             Lease agreement for the Company's
                                            Kassel, Germany facility, dated
                                            January 13, 1994, previously filed
                                            as Exhibit 10(26). to the Company's
                                            Annual Report on 10-K for fiscal
                                            year ended December 31, 1994, and
                                            incorporated herein by reference

         10(27)                             Stock Purchase Agreement dated
                                            November 30, 1995, previously filed
                                            as Exhibit 10.01 to the Company's
                                            Current Report on Form 8-K dated
                                            December 1, 1995 and incorporated
                                            herin by reference.

         16.                                Letter from Arthur Andersen LLP
                                            regarding Changes in Registrant's
                                            Certifying Accountants, previously
                                            filed as Exhibit 16. to the
                                            Company's Current Report on Form 8-K
                                            dated September 21, 1994, and
                                            incorporated herein by reference.

         21.                                Subsidiaries of Hycor Biomedical
                                            Inc.

         23(1).                             Consent of Deloitte & Touche LLP,
                                            dated March 29, 1996.

         23(2).                             Consent of Arthur Andersen LLP,
                                            dated March 29, 1996.

         27.                                Financial Data Schedule


(b)      Reports on Form 8-K

         Acquisition or disposition of assets, Meridian Bio-Medical, Inc. divesture, December 1, 1995.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Hycor Biomedical Inc.
                                      (Registrant)

Date:  3/29/96                        By: /s/ Richard D. Hamill
      --------------------------          --------------------------------------
                                          Richard D. Hamill
                                          Chairman, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  3/29/96                        By: /s/ Richard D. Hamill
      --------------------------          --------------------------------------
                                          Richard D. Hamill
                                          Chairman of the Board, President,
                                          Chief Executive Officer and Director

Date:  3/29/96                        By: /s/ Dick P. Allen
      --------------------------          --------------------------------------
                                          Dick P. Allen
                                          Director

Date:  3/29/96                        By: /s/ Samuel D. Anderson
      --------------------------          --------------------------------------
                                          Samuel D. Anderson
                                          Director

Date:  3/29/96                        By: /s/ David S. Gordon
      --------------------------          --------------------------------------
                                          David S. Gordon
                                          Director

Date:  3/29/96                        By: /s/ Reginald P. Jones
      --------------------------          --------------------------------------
                                          Reginald P. Jones
                                          Senior Vice President, Chief Financial
                                          Officer, Secretary, Treasurer,
                                          Director and Principal Financial
                                          Officer

Date:  3/29/96                        By: /s/ James R. Phelps
      --------------------------          --------------------------------------
                                          James R. Phelps
                                          Director

Date:  3/29/96                        By: /s/ David A. Thompson
      --------------------------          --------------------------------------
                                          David A. Thompson
                                          Director

Date:  3/29/96                        By: /s/ Armando Correa
      --------------------------          --------------------------------------
                                          Armando Correa
                                          Director of Finance and
                                          Principal Accounting Officer

                                                                     Schedule II

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS (1)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               (1)
                                             Acquired
                                 Balance at   and or    Charged to
                                 Beginning   Divested   Costs and                Balance at
                                  of Year    Allowance   Expenses   Deductions  End of Year
                                  -------    ---------   --------   ----------  -----------
Allowance for doubtful accounts
  receivable

1993                              287,281         --       14,500    (15,474)      317,255

1994                              317,255     62,280     (145,000)    63,694       170,841

1995                              170,841         --       50,512     84,749       136,604


Allowance for excess, obsolete,
  and short-dated inventory
  balance sheet

1993                              912,635         --      300,443    456,563       756,515

1994                              756,515     23,993      330,806    341,227       770,087

1995                              770,087    (76,121)   1,755,001    509,465     1,939,502





(1) Medical Specialties International Inc. acquired on October 3, 1994. Meridian Biomedical Inc. sold on December 1, 1995.

Exhibit List

Exhibit No.                     Name of Exhibit                    Page Number
-----------                     ---------------                    -----------
21.                  Subsidiaries of Hycor Biomedical Inc.              50

23(1).               Consent of Deloitte & Touche LLP,
                        dated March 29, 1996.                           51

23(2).               Consent of Arthur Andersen LLP,
                        dated March 29, 1996.                           52

27.                  Financial Data Schedule                            53