Form 10-Q
period 1996-03-31
HYCOR BIOMEDICAL INC /DE/
filed 1996-05-13
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM __________TO ___________


                        Commission File Number:  0-11647



                             HYCOR BIOMEDICAL INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      58-1437178
- --------------------------------------------                -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)


18800 Von Karman Avenue, Irvine, California                     92715-1517
- --------------------------------------------                -------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                               Outstanding at April 30, 1996
         -----                               -----------------------------
Common Stock, $.01 Par Value                           7,704,291

                         PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                             HYCOR BIOMEDICAL INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,       December 31,
ASSETS                                                              1996              1995
                                                                 ----------       ------------
                                                                 (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                     $   453,199       $ 1,033,459
  Investments                                                     6,277,035         6,365,995
  Accounts Receivable, net of allowance for
   doubtful accounts of $158,261 and $136,604                     3,583,824         3,679,419
  Inventories (Note 2)                                            3,700,940         3,948,564
  Prepaid expenses and other current assets                         618,291           685,399
  Deferred income tax benefit                                     1,222,951         1,138,000
                                                                -----------       -----------
      Total current assets                                       15,856,240        16,850,836
                                                                -----------       -----------
PROPERTY AND EQUIPMENT, at cost                                  10,680,275        10,469,775
  Less accumulated depreciation                                  (5,944,263)       (5,742,459)
                                                                -----------       -----------
                                                                  4,736,012         4,727,316
                                                                -----------       -----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,088,214 and $1,015,082                       4,588,554         4,773,904
DEFERRED INCOME TAX BENEFIT                                         877,000           877,000
OTHER ASSETS                                                        334,739           346,316
                                                                -----------       -----------
      Total assets                                              $26,392,545       $27,575,372
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  833,566           982,646
  Accrued liabilities                                               806,255         1,252,718
  Accrued payroll expenses                                          575,877         1,000,542
  Accrued income taxes                                                7,929             -
                                                                -----------       -----------
      Total current liabilitIes                                   2,223,627         3,235,906
                                                                -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                       77,343            77,303
  Paid-in capital                                                14,675,381        14,806,686
  Retained earnings                                               9,270,352         9,215,989
  Foreign currency translation adjustments                          205,979           254,445
  Unrealized losses on investments, net                             (60,137)          (14,957)
                                                                -----------       -----------
      Total stockholders' equity                                 24,168,918        24,339,466
                                                                -----------       -----------
      Total liabilities and
        stockholders' equity                                    $26,392,545       $27,575,372
                                                                ===========       ===========

                             HYCOR BIOMEDICAL INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          1996             1995
                                                                       ----------       ----------
NET SALES                                                              $5,306,880       $6,492,935
COST OF SALES                                                           2,464,355        2,895,013
                                                                       ----------       ----------
      Gross profit                                                      2,842,525        3,597,922
                                                                       ----------       ----------
OPERATING EXPENSES
  Selling, general and administrative                                   2,157,897        2,334,275
  Research and development                                                700,427          634,560
                                                                       ----------       ----------
                                                                        2,858,324        2,968,835
                                                                       ----------       ----------
OPERATING INCOME (LOSS)                                                   (15,799)         629,087

INTEREST INCOME, net                                                      113,375           60,726
GAIN ON FOREIGN CURRENCY TRANSACTIONS                                      12,679          231,327
                                                                       ----------       ----------
INCOME BEFORE TAXES                                                       110,255          921,140

PROVISION FOR INCOME TAXES                                                 42,167          371,617
                                                                       ----------       ----------
NET INCOME                                                             $   68,088       $  549,523
                                                                       ==========       ==========

NET INCOME PER SHARE                                                   $      .01       $      .07


AVERAGE COMMON SHARES OUTSTANDING                                       7,936,863        8,283,922

                             HYCOR BIOMEDICAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         1996             1995
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   68,088       $  549,524
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        496,566          568,727
    Deferred income tax provision                                        (63,744)          42,017
    Gain on foreign currency transactions                                (12,679)        (231,327)
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                 85,620          (57,228)
      Inventories                                                        235,841           40,688
      Prepaid expenses and other current assets                           76,979          133,816
      Accounts payable                                                  (142,577)        (385,257)
      Accrued liabilities                                               (855,261)        (511,087)
      Accrued income taxes                                                55,701         (590,519)
                                                                      ----------       ----------
          Total adjustments                                             (123,554)        (990,170)
                                                                      ----------       ----------
    Net cash provided by (used in) operating activities                  (55,466)        (440,646)
                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                        -             336,808
  Purchases of intangible assets                                            -             (20,567)
  Purchases of property, plant and equipment                            (430,362)        (207,555)
  Proceeds from collection of notes receivable                             1,527            6,734
                                                                      ----------       ----------
    Net cash provided by (used in) investing activities                 (428,835)         115,420
                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  74,880          191,370
  Purchases of Hycor common stock                                       (206,145)            -
                                                                      ----------       ----------
    Net cash provided by (used in) financing  activities                (131,265)         191,370
                                                                      ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   35,306          189,426

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (580,260)          55,570

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,033,459        1,366,956
                                                                      ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  453,199       $1,422,526
                                                                      ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                      -                -
                            - income taxes                                82,587          965,863

                             HYCOR BIOMEDICAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

1.     BASIS OF PRESENTATION

               In the opinion of the Company, the accompanying financial statements contain adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations and the cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

               Reference is made to the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain items in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

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

2.     INVENTORIES

               Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at March 31, 1996 and December 31, 1995 consist of:

                                                 3/31/96        12/31/95
                                               -----------     -----------
               Raw materials                   $ 1,311,786     $ 1,325,973
               Work in process                   1,584,987       1,787,292
               Finished goods                    2,825,934       2,774,801
               Allowance for discontinued
                 product lines and excess,
                 obsolete and short-dated
                 inventories                    (2,021,767)     (1,939,502)
                                               -----------     -----------
                                               $ 3,700,940     $ 3,948,564
                                               ===========     ===========

3.     FOREIGN CURRENCY

               Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to approximately $980,000 between Hycor and its German subsidiary. The Company has hedged the majority of this foreign currency exchange rate position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained herein, the matters discussed in this report are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESTRUCTURING PLAN

On July 27, 1995, the Company announced plans for a major restructuring designed to focus operations on high potential clinical immunology segments which management believes to have the greatest potential for future growth.
The Restructuring Plan (the "Plan"), which was finalized in the fourth quarter of 1995, included the discontinuation of several product lines, the closure of the Company's New Jersey facility, and the disposition or relocation of certain fixed assets.

The total revenues related to the divested or discontinued product lines accounted for approximately 31%, 36%, and 45% of the Company's total revenues in 1995, 1994 and 1993, respectively.

Although the Company believes that the sales growth resulting from the focused efforts in the clinical immunology markets will more than offset the decrease in revenues resulting from the restructuring, this is not expected to occur until after 1996. The Company therefore expects that 1996 revenues will show a decline from 1995.

In addition to expected declines in total revenues, increased investment in marketing and research and development provided for in the Plan will cause increased expense levels in 1996 over 1995.

FINANCIAL CONDITION

       The Company increased its working capital $18,000 as of March 31, 1996, compared to December 31, 1995. This increase was primarily a result of normal operations. The Company expects to be able to fund operations from current working capital and profits generated from operations.

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

RESULTS OF OPERATIONS

        During the three-month period ended March 31, 1996, sales decreased 18%, compared to the same period last year and gross profit as a percentage of product sales for the three-month period decreased from approximately 55% to 54%. These decreases were caused primarily by the discontinuation of several product lines as part of the Plan.

       Selling, general and administrative expenses for the three-month period ended March 31, 1996 have decreased approximately 8% over the prior year period. This decrease is primarily due to the impact on expenses resulting from the sale of Meridian, partially offset by costs related to the implementation of the Plan which includes expanding marketing and R&D programs.

       Research and development expenses for the three-month period ended March 31, 1996 have increased approximately 10% over the prior year period as the Company increased its investment in new product development in the areas of clinical immunology.


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


                                       HYCOR BIOMEDICAL INC.



Date: May 13, 1996                     By: /s/ ARMANDO CORREA
                                           -------------------------------------
                                           Armando Correa, Director of Finance

                                           (Mr. Correa is the Principal
                                           Accounting Officer and has been
                                           duly authorized to sign on behalf
                                           of the registrant.)