Form 10-Q
period 1996-06-30
HYCOR BIOMEDICAL INC /DE/
filed 1996-08-14
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                           Outstanding at July 31, 1996
       -----                           ----------------------------
Common Stock, $.01 Par Value                     7,575,630

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             HYCOR BIOMEDICAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                       1996                 1995
                                                                -----------         ------------
                                                                (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $ 1,176,533          $ 1,033,459
  Investments                                                     5,223,304            6,365,995
  Accounts Receivable, net of allowance for
   doubtful accounts of $178,990 and $136,604                     2,800,951            3,679,419
  Inventories (Note 2)                                            3,941,985            3,948,564
  Prepaid expenses and other current assets                         451,963              685,399
  Deferred income tax benefit                                     1,239,726            1,138,000
                                                                -----------          -----------
      Total current assets                                       14,834,462           16,850,836
                                                                -----------          -----------
PROPERTY AND EQUIPMENT, at cost                                  11,061,630           10,469,775
  Less accumulated depreciation                                  (6,287,074)          (5,742,459)
                                                                -----------          -----------
                                                                  4,774,556            4,727,316
                                                                -----------          -----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,156,002 and $1,015,082                       4,466,011            4,773,904
DEFERRED INCOME TAX BENEFIT                                         877,000              877,000
OTHER ASSETS                                                        333,643              346,316
                                                                -----------          -----------
      Total assets                                              $25,285,672          $27,575,372
                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   558,820          $   982,646
  Accrued liabilities                                               569,923            1,252,718
  Accrued payroll expenses                                          755,694            1,000,542
  Accrued income taxes                                              (69,431)              -
                                                                -----------          -----------
      Total current liabilites                                    1,815,006            3,235,906
                                                                -----------          -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                       75,990               77,303
  Paid-in capital                                                14,039,717           14,806,686
  Retained earnings                                               9,362,417            9,215,989
  Foreign currency translation adjustments                           78,918              254,445
  Unrealized losses on investments, net                             (86,376)             (14,957)
                                                                -----------          -----------
      Total stockholders' equity                                 23,470,666           24,339,466
                                                                -----------          -----------
      Total liabilities and
        stockholders' equity                                    $25,285,672          $27,575,372
                                                                ===========          ===========

                             HYCOR BIOMEDICAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                              -------------------------    --------------------------
                                                 1996           1995           1996           1995
                                                 ----           ----           ----           ----
NET SALES                                     $5,171,387     $6,764,393    $10,478,267    $13,257,327
COST OF SALES                                  2,147,380      2,929,991      4,611,735      5,825,004
                                              ----------     ----------    -----------    -----------
      Gross profit                             3,024,007      3,834,402      5,866,532      7,432,323
                                              ----------     ----------    -----------    -----------
OPERATING EXPENSES
  Selling, general and
    administrative                             2,348,627      2,335,835      4,506,524      4,670,108
  Research and development                       645,487        527,484      1,345,914      1,162,045
                                              ----------     ----------    -----------    -----------
                                               2,994,114      2,863,319      5,852,438      5,832,153
                                              ----------     ----------    -----------    -----------
OPERATING INCOME                                  29,893        971,083         14,094      1,600,170


INTEREST INCOME, net                             103,960         54,647        217,335        115,374
FOREIGN EXCHANGE G/(L)                            (1,005)       (78,290)        11,674        153,037
                                              ----------     ----------    -----------    -----------
INCOME BEFORE TAXES                              132,848        947,440        243,103      1,868,581


PROVISION FOR INCOME TAXES                        54,508        375,358         96,675        746,976
                                              ----------     ----------    -----------    -----------
NET INCOME                                    $   78,340     $  572,082    $   146,428    $ 1,121,605
                                              ==========     ==========    ===========    ===========

NET INCOME PER SHARE                          $      .01     $      .07    $       .02    $       .14
                                              ==========     ==========    ===========    ===========

AVE. COMMON SHARES OUTSTANDING                 7,852,399      8,345,901      7,886,020      8,289,609

                             HYCOR BIOMEDICAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                      1996          1995
                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  146,428    $1,121,605
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     946,036     1,185,146
    Deferred income tax provision                                     (87,650)       80,962
    Gain on foreign currency transactions                             (11,674)     (153,037)
    Loss on sale of assets                                             11,456         -
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                             857,122       (33,285)
      Inventories                                                     (18,622)       33,828
      Prepaid expenses and other current assets                       243,017       159,000
      Accounts payable                                               (412,128)     (567,447)
      Accrued liabilities                                            (664,873)     (250,471)
      Accrued payroll expenses                                       (243,284)      (59,928)
      Accrued income taxes                                             10,856       832,411
                                                                   ----------    ----------
          Total adjustments                                           630,256     1,227,179
                                                                   ----------    ----------
    Net cash provided by (used in) operating activities               776,684     2,348,784
                                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                  984,298       325,275
  Purchases of intangible assets                                       (4,173)      (32,273)
  Purchases of property, plant and equipment                         (857,207)     (465,033)
  Proceeds from collection of notes receivable                          2,623        13,606
                                                                   ----------    ----------
    Net cash provided by (used in) investing activities               125,541      (158,425)
                                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               76,440       202,470
  Purchases of Hycor common stock                                    (844,722)        -
                                                                   ----------    ----------
    Net cash provided by (used in) financing  activities             (768,282)      202,470
                                                                   ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 9,131       202,489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      143,074     2,595,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,033,459     1,404,763
                                                                   ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $1,176,533    $4,000,081
                                                                   ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                  -             -
                            - income taxes                            204,409     1,171,137

                             HYCOR BIOMEDICAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

1.     BASIS OF PRESENTATION
               In the opinion of the Company, the accompanying financial statements contain adjustments necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations and the cash flows for the three and six-month periods ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.     INVENTORIES
               Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at June 30, 1996 and December 31, 1995 consist of:

                                            6/30/96             12/31/95
                                          -----------         -----------
        Raw materials                     $ 1,292,490         $ 1,325,973
        Work in process                     1,464,970           1,787,292
        Finished goods                      2,620,269           2,774,801
        Allowance for discontinued
           product lines and excess,
           obsolete and short-dated        (1,435,744)         (1,939,502)
           inventories                    -----------         -----------
                                          $ 3,941,985         $ 3,948,564
                                          -----------         -----------

FOREIGN CURRENCY
                  Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to approximately $1,263,000 between Hycor and its German subsidiary. The Company has hedged the majority of this foreign currency exchange rate position.

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

FINANCIAL CONDITION
                  The Company decreased its working capital $595,000 as of June 30, 1996, compared to December 31, 1995. This decrease was primarily a result of capital utilized in the stock repurchase program, offset by increases from normal operations. The Company expects to be able to fund operations from current working capital and profits generated from operations.

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

RESULTS OF OPERATIONS
                   During the three and six-month periods ended June 30, 1996, sales decreased 24% and 21%, respectively, compared to the same period last year, primarily due to the discontinuation of several product lines as part of the Plan. Gross profit as a percentage of product sales increased for the quarter from approximately 57% to 58% and remained at 56% for the same period year-to-date.

                  Selling, general and administrative expenses for the three and six-month periods ended June 30, 1996 have decreased approximately 1% and 4% over the prior year periods. This decrease is primarily due to the impact on expenses resulting from the sale of Meridian, partially offset by costs related to the implementation of the Plan which includes expanding marketing and R&D programs.

                  Research and development expenses for the three and six-month periods ended June 30, 1996 have increased approximately 22% and 16%, respectively, over the prior year periods as the Company increased its investment in new product development in the areas of clinical immunology.


                          PART II.   OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

                  On May 30, 1996, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following seven persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 1997 and until their successors are elected and qualified.

                  The tabulation of the votes cast for the election of the directors was as follows:

             Nominee                        Votes For            Votes Withheld
             -------                        ---------            --------------
           Richard D. Hamill                6,243,897                254,567
           Samual D. Anderson               6,360,053                138,411
           David S. Gordon                  6,360,553                137,911
           Reginald P. Jones                6,361,736                136,728
           James R. Phelps                  6,362,267                136,197
           Richard E. Schmidt               6,359,707                138,757
           David A. Thompson                6,362,267                136,197



Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibits:
                   Exhibit 3(ii) - By-Laws, As Amended Thru May 30, 1996

                   Exhibit 27 - Financial Data Schedule

               (b) Reports on Form 8K:  None

                                   SIGNATURE
                                   ---------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HYCOR BIOMEDICAL INC.
                                  ---------------------



Date: August 14, 1996             By: /s/ Armando Correa
                                      ------------------------------------
                                      Armando Correa, Director of Finance

                                      (Mr. Correa is the Principal Accounting
                                      Officer and has been duly authorized to
                                      sign on behalf of the registrant.)

Exhibit List

                                                                    Page
Exhibit No.                Name of Exhibit                           No.
- -----------                ---------------                          ----
3(ii).           By-Laws, As Amended Thru May 30, 1996              11-19

27.              Financial Data Schedule
                 (Electronic Filing Only)

EXHIBIT 3(ii)
- -------------

                     BY-LAWS, AS AMENDED THRU MAY 30, 1996

                                     BYLAWS
                                       OF
                             HYCOR BIOMEDICAL INC.
                            (A DELAWARE CORPORATION)

                                   ARTICLE I

                                  STOCKHOLDERS

       1. CERTIFICATES REPRESENTING STOCK. Every holder of stock in the corporation will be entitled to have a certificate signed by, or in the name of, the corporation by the Chairman or Vice-Chairman of the Board of Directors, if any, or by the President or a Vice-President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation certifying the number of shares owned by him in the corporation.
If such certificate is countersigned by a transfer agent other than the corporation or its employee or by a registrar other than the corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate will have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

               Whenever the corporation will be authorized to issue more than one class of stock or more than one series of any class of stock, and whenever the corporation will issue any shares of its stock as partly paid stock, the certificates representing shares of any such class or series or of any such partly paid stock will set forth thereon the statements prescribed by the General Corporation Law. Any restrictions on the transfer or registration of transfer of any shares of stock of any class or series will be noted conspicuously on the certificate representing such shares.

               The corporation may issue a new certificate of stock in place of any certificate theretofore issued by it, alleged to have been lost, stolen, or destroyed, and the Board of Directors may require the owner of any lost, stolen, or destroyed certificate, or his legal representative, to give the corporation a bond sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss, theft, or destruction of any such certificate or the issuance of any such new certificate.