Form 10-Q
period 1996-11-09
HYCOR BIOMEDICAL INC /DE/
filed 1996-11-14
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                         -----------      -----------

                           Commission File Number:  0-11647

                              HYCOR BIOMEDICAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       58-1437178
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

18800 Von Karman Avenue, Irvine, California               92715-1517
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (714) 440-2000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at October 31, 1996
         -----                                  -------------------------------
Common Stock, $.01 Par Value                               7,390,078

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              HYCOR BIOMEDICAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,   December 31,
ASSETS                                              1996            1995
                                                -------------   ------------
CURRENT ASSETS:                                   (unaudited)

  Cash and cash equivalents                      $   138,233     $ 1,033,459
  Investments                                      5,200,477       6,365,995
  Accounts Receivable, net of allowance for
   doubtful accounts of $207,390 and $136,604      3,045,780       3,679,419
  Inventories (Note 2)                             4,162,256       3,948,564
  Prepaid expenses and other current assets          439,707         685,399
  Deferred income tax benefit                      1,219,224       1,138,000
                                                 -----------     -----------
      Total current assets                        14,205,677      16,850,836
                                                 -----------     -----------
PROPERTY AND EQUIPMENT, at cost                   11,297,909      10,469,775
  Less accumulated depreciation                   (6,615,392)     (5,742,459)
                                                 -----------     -----------
                                                   4,682,517       4,727,316
                                                 -----------     -----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $807,555 and $1,015,082          4,394,830       4,773,904
DEFERRED INCOME TAX BENEFIT                          877,000         877,000
OTHER ASSETS                                         332,044         346,316
                                                 -----------     -----------
      Total assets                               $24,492,068     $27,575,372
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                               $   835,983     $   982,646
  Accrued liabilities                                582,794       1,252,718
  Accrued payroll expenses                           583,688       1,000,542
  Accrued income taxes                               (96,408)              -
                                                 -----------     -----------
      Total current liabilities                    1,906,057       3,235,906
                                                 -----------     -----------

STOCKHOLDERS' EQUITY:
  Common stock                                        74,206          77,303
  Paid-in capital                                 13,273,714      14,806,686
  Retained earnings                                9,231,360       9,215,989
  Foreign currency translation adjustments            61,039         254,445
  Unrealized losses on investments, net              (54,308)        (14,957)
                                                 -----------     -----------
      Total stockholders' equity                  22,586,011      24,339,466
                                                 -----------     -----------
      Total liabilities and
        stockholders' equity                     $24,492,068     $27,575,372
                                                 ===========     ===========

                                                    HYCOR BIOMEDICAL INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (unaudited)

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                           -----------------------------           ----------------------------
                                             1996                 1995               1996                1995
                                           --------             --------           --------            --------
NET SALES                                 $4,736,927          $5,680,775          $15,215,194        $18,938,102
COST OF SALES                              2,254,307           2,607,538            6,866,042          8,432,542
                                          ----------          ----------          -----------        -----------
      Gross profit                         2,482,620           3,073,237            8,349,152         10,505,560
                                          ----------          ----------          -----------        -----------
OPERATING EXPENSES

  Selling, general and
    administrative                         2,096,017           2,348,314            6,602,541          7,018,422
  Research and development                   734,118             595,837            2,080,032          1,757,882
                                          ----------          ----------          -----------        -----------
                                           2,830,135           2,944,151            8,682,573          8,776,304
                                          ----------          ----------          -----------        -----------
OPERATING INCOME (LOSS)                     (347,515)            129,086             (333,421)         1,729,256


INTEREST INCOME, net                          93,141              93,199              310,476            208,573
FOREIGN EXCHANGE G/(L)                        12,622              29,199               24,296            182,236
                                          ----------          ----------          -----------        -----------
INCOME (LOSS) BEFORE TAXES                  (241,752)            251,484                1,351          2,120,065


INCOME TAX PROVISION (BENEFIT)              (110,696)            103,389              (14,020)           850,366
                                          ----------          ----------          -----------        -----------
NET INCOME (LOSS)                         $ (131,056)         $  148,095          $    15,371        $ 1,269,699
                                          ==========          ==========          ===========        ===========

NET INCOME (LOSS) PER SHARE               $     (.02)         $      .02          $       .00        $       .15
                                          ==========          ==========          ===========        ===========


AVE. COMMON SHARES OUTSTANDING             7,698,527           8,286,333            7,817,794          8,315,209

                                                 HYCOR BIOMEDICAL INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                      1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                            --------------         --------------
Net income                                                                          $   15,371             $1,269,699
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                                    1,417,804              1,752,700
    Deferred income tax provision                                                     (205,654)               135,745
    Gain on foreign currency transactions                                              (24,296)              (182,236)
    (Gain) Loss on sale of assets                                                       (1,024)                  -
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                               611,951               618,400
      Inventories                                                                      (242,571)             (193,607)
      Prepaid expenses and other current assets                                         255,441               178,732
      Accounts payable                                                                 (133,525)             (409,629)
      Accrued liabilities                                                              (651,751)                8,188
      Accrued payroll expenses                                                         (415,319)              (14,872)
      Accrued income taxes                                                              101,591               592,640
                                                                                    -----------            ----------
          Total adjustments                                                             712,647             2,486,061
                                                                                    -----------            ----------
    Net cash provided by (used in) operating activities                                 728,018             3,755,760
                                                                                    -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                                  1,044,298               310,650
  Purchases of intangible assets                                                         (8,799)              (42,266)
  Purchases of property, plant and equipment                                         (1,134,651)             (987,014)
  Proceeds from collection of notes receivable                                            4,222                20,620
                                                                                    -----------            ----------
    Net cash provided by (used in) investing activities                                 (94,930)             (698,010)
                                                                                    -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                130,204               245,746
  Purchases of Hycor common stock                                                    (1,666,273)             (713,673)
                                                                                    -----------            ----------
    Net cash provided by (used in) financing  activities                             (1,536,069)             (467,927)
                                                                                    -----------            ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   7,755               233,583

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (895,226)            2,823,406

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,033,459             1,404,262
                                                                                    -----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   138,233            $4,227,668
                                                                                    ===========            ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                                     -                     -
                            - income taxes                                          $   239,103            $1,461,771

                              HYCOR BIOMEDICAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

1.      BASIS OF PRESENTATION

                In the opinion of the Company, the accompanying financial statements contain adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of operations and the cash flows for the three and nine-month periods ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.      INVENTORIES

                Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at September 30, 1996 and December 31, 1995 consist of:

                                               9/30/96              12/31/95
                                               -------              --------
                Raw materials                $1,258,261            $1,325,973
                Work in process               1,732,004             1,787,292
                Finished goods                2,555,500             2,774,801
                Allowance for discontinued
                  product lines and excess,
                  obsolete and short-dated   (1,383,509)           (1,939,502)
                  inventories                ----------            ----------
                                             $4,162,256            $3,948,564
                                             ==========            ==========

3.    FOREIGN CURRENCY

                   Realized gains or losses from foreign currency transactions are included in operations as incurred and relate to intercompany balances amounting to approximately $1,412,000 between Hycor and its German subsidiary. The Company has hedged the majority of this foreign currency exchange rate position.

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

FINANCIAL CONDITION

                   The Company decreased its working capital $1,315,000 as of September 30, 1996, compared to December 31, 1995. This decrease was primarily a result of capital utilized in the stock repurchase program, offset by increases from normal operations. The Company expects to be able to fund operations from current working capital and profits generated from operations.

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

RESULTS OF OPERATIONS

                    During the three and nine-month periods ended September 30, 1996, sales decreased 17% and 20%, respectively, compared to the same period last year, primarily due to the discontinuation of several product lines as part of the Plan. Gross profit as a percentage of product sales decreased for the quarter from approximately 54% to 52% and remained at 55% for the same period year-to-date.

                   Selling, general and administrative expenses for the three and nine-month periods ended September 30, 1996 have decreased approximately 11% and 6% over the prior year periods. This decrease is primarily due to the impact on expenses resulting from the sale of Meridian, partially offset by costs related to the implementation of the Plan which includes expanding marketing and R&D programs.

                   Research and development expenses for the three and nine-month periods ended September 30, 1996 have increased approximately 23% and 18%, respectively, over the prior year periods as the Company increased its investment in new product development in the areas of clinical immunology.

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

                              HYCOR BIOMEDICAL INC.

Date: November 14, 1996       By: /s/ Armando Correa
                                 -----------------------------------
                                 Armando Correa, Director of Finance

                                 (Mr. Correa is the Principal  Accounting
                                 Officer and has been duly authorized to
                                 sign on behalf of the registrant.)