Form 10-K
period 1996-12-31
HYCOR BIOMEDICAL INC /DE/
filed 1997-03-28
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996


  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM           TO
                                        ----------   ----------

                         COMMISSION FILE NUMBER: 0-11647

                              HYCOR BIOMEDICAL INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                              58-1437178
----------------------------------                       --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                18800 Von Karman Avenue, Irvine, California 92612
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (714) 440-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

            Transferable Warrants to Purchase Shares of Common Stock
            --------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as quoted by The Nasdaq National Market System on such date) was approximately $18,962,000.

         The number of shares of common stock of the registrant outstanding at March 13, 1997 was 7,076,663.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1996 in connection with the Annual Meeting of Stockholders to be held in 1997 - Part III.

PART I

         ITEM 1.  BUSINESS

GENERAL

         Hycor Biomedical Inc. ("Hycor" or the "Company") was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing and marketing of medical diagnostic products throughout the United States and many foreign countries.

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

         On September 30, 1996, the Company formed Hycor Biomedical SAS ("Hycor SAS") as a wholly owned subsidiary. Located in Paris, France, Hycor SAS will market allergy diagnostic products in France. Business activity is expected to commence during the second quarter of 1997.

RESTRUCTURING PLAN

         During fiscal 1995, the senior management and board of directors of the Company determined that the business strategies that had successfully brought the Company from a start-up research organization to a profitable $25 million sales entity would no longer bring desired results in the changing diagnostic marketplace of tomorrow. To address these changes in the market place, the Company adopted a plan designed to focus on sales growth and divestitures of certain product lines (the "Restructuring Plan"). On July 27, 1995 the Company announced the Restructuring Plan as part of a strategic redirection in which the Company focuses on high potential clinical immunology sectors of the market, as well as urinalysis and hematology. Associated with the implementation of the Restructuring Plan were costs of $1,734,000 recorded in the fourth quarter of 1995. These costs arose from the divestiture and discontinuance of several product lines, which were outside the new strategic direction (see note 12 to the consolidated financial statements). Consistent with implementation of the Restructuring Plan, while some product lines have been sold or discontinued, new product development efforts have been accelerated. Additionally, marketing resources and sales programs are expanding with the goal of becoming a major competitive force in the markets the Company intends to focus on.

         As of December 31, 1996, the Restructuring Plan was essentially complete, actual aggregate costs incurred were materially consistent with those anticipated, and no further significant net cash outlays are expected.

         The total revenues related to the divested or discontinued product lines accounted for approximately 14%, 31% and 36% of the Company's total revenues in 1996, 1995 and 1994, respectively.

PRODUCTS

         The Company markets a variety of products. The KOVA(TM) Microscopic Urinalysis System is its largest product line accounting for approximately 46%, 35% and 35% of its total sales in 1996, 1995 and 1994, respectively. The KOVA System provides laboratories with the capability to perform reliable, uniform microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

         The Company's allergy diagnostic product line, which accounted for approximately 29%, 25% and 27% of total sales in 1996, 1995 and 1994, respectively, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA ("radioimmunoassay") and EIA ("enzymatic immunoassays") procedures to test for specific allergies to more than 500 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company's products permit a physician to diagnose allergies by testing a sample of the patient's blood for the presence of the specific IgE or IgG antibody which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, the Company, in a joint effort with Switzerland-based Tecan AG, introduced the HY-TEC automated diagnostic system. The HY-TEC instrument provides clinical laboratories with significant productivity capabilities. Initial marketing efforts were focused on Europe, which is the largest market for in-vitro allergy tests.

         Hematology controls are a group of reagents which are part of the quality control system required to be in place in all clinical laboratories to insure that the methodology being used is correct and the results are accurate, precise and reproducible. These products are usable on all hematology analyzers and have a shelf life twice as long as competitive products. The product line also includes the commercially produced Erythrocyte Sedimentation Rate (ESR) Control. This ESR Control, developed by MSI, can be used with most manual and automated ESR methods in the market today.

SALES AND MARKETING

         The Company's products, which are used primarily by two markets, the clinical laboratory and certain specialty physicians, are sold through several channels. In the United States, the Company's product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to three major U.S. distributors, Allegiance Healthcare Corporation, Fisher Scientific and Polymedco Inc.. The allergy product line is sold directly to the end user through a direct sales force.

         In foreign countries the Company's products are sold primarily through a network of independent distributors. With the acquisition of Melja in early 1994, the Company commenced selling its allergy products directly to the German market. With the formation of Hycor SAS in 1996, the Company will commence direct sales in France during 1997. Export sales (all to unaffiliated customers) accounted for $3,319,000 or 17% of product sales in 1996; $4,231,000 or 17% of product sales in 1995 and $4,778,000 or 18% of product sales in 1994. The primary geographical area was Europe, which, including sales by the Company and its German subsidiary, accounted for sales of $5,660,000 in 1996, $6,909,000 in 1995 and $6,826,000 in 1994.

         The Company's two largest distributors, Allegiance Healthcare Corporation and Fisher Scientific, accounted for 19% and 15% of net product sales in 1996; 18% and 12% in 1995 and 18% and 14% in 1994 respectively. A loss of one or more of these distributors could significantly affect sales. However, there are other national, regional and foreign clinical laboratory products distributors, as well as the Company's sales force, who could market the Company's products.

         The Company did not have a significant backlog of orders at December 31, 1996 and December 31, 1995. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders; in addition, backlog is not a significant factor in the Company's business.

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

         Total research and development expenditures were $2,729,000, $2,594,000, and $1,837,000 for 1996, 1995 and 1994, respectively.

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

COMPETITION

         The Company competes in several segments of the diagnostic market. The KOVA Microscopic Urinalysis System has significant competition from approximately two national diagnostic product manufacturing and distribution companies that market supplies that perform functions similar to the Company's products. Management believes that the Company is the leading supplier of standardized microscopic urinalysis systems. The Hematology line of controls and calibrators has four primary competitors. A substantial number of the Company's competitors are larger and have greater resources than the Company.

         Pharmacia, Inc. and Sanofi Pastuer, whose products compete with the Company's allergy diagnostic products, have substantially greater resources as well as established positions in the allergy testing market.

         The Company competes on the basis of price, promotion, quality of products, design of product, strength of the Company's relationship with dealers and other methods relevant to the business.

PATENTS

         The Company has maintained an aggressive patent policy and currently holds a number of domestic and foreign patents. The earliest patent was issued in 1973 and the latest in 1993. While these patents offer some protection to its product lines and related technology, management believes that continued improvements to the product lines are more important for the protection of its market position.

EMPLOYEES

         As of February 28, 1997, the Company had approximately 180 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are satisfactory.


         ITEM 2.  PROPERTIES

         At December 31, 1996, the Company had four separate facilities.

1) Corporate headquarters, the Company's principal administrative and marketing facility, is located in a leased 18,000 square foot building at 18800 Von Karman Avenue, Irvine, California. The lease has a seven and one half year term ending on December 31, 2000. The Company has the option to renew the lease for an additional five year period.

2) A two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2002. The Company has the option to extend the lease term for an additional five-year period. The Company uses this facility, which contains approximately 76,000 square feet, for laboratory, manufacturing and storage purposes.

3) A free standing building located at Otto-Hahn Stra(beta)e 16, 34123 Kassel, Germany. The lease has a ten year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution and administrative functions of Hycor GmbH.

4) The Company owns a building located on approximately one acre of land at 217 Read Street, Portland, Maine. The facility consists of three connected brick buildings which were built approximately 36 years ago. The buildings have an aggregate space of approximately 70,000 square feet which can be used for office, laboratory, manufacturing and storage purposes. The Company is currently leasing the building to a third party. The lease has a five year term ending on October 31, 1998. The Company intends to sell the facility when market conditions improve.

         In management's opinion, in general, its plant and equipment are adequately maintained, in good operating condition and adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment and expands its facilities as necessary to meet customer requirements.


         ITEM 3.  LEGAL PROCEEDINGS

         To the best of management's knowledge, there are no material pending legal proceedings to which the Company is a party or to which the Company's property is subject.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1996, there were no matters submitted to a vote of security holders.

PART II
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET PRICE OF COMMON STOCK

         Hycor Biomedical Inc.'s common stock trades on The Nasdaq National Market System under the symbol "HYBD." The following table sets forth the range of high and low trading prices as reported on The Nasdaq National Market System for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns or commissions.


Year Ended                                   High                Low
-------------------------------------------------------------------------
December 31, 1995
    1st Quarter                               4-25/32           4
    2nd Quarter                               5-1/8             4-1/2
    3rd Quarter                               4-3/4             3-1/4
    4th Quarter                               4-5/8             3-7/8

December 31, 1996
    1st Quarter                               5-1/4             4-3/8
    2nd Quarter                               5-3/8             4-1/4
    3rd Quarter                               4-3/4             3-3/4
    4th Quarter                               4                 2-1/2

December 31, 1997
    1st Quarter (Through March 13, 1997)      3                 3

         There were 1,179 shareholders of record as of March 13, 1997. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future.

         ITEM 6. SELECTED FINANCIAL DATA


(Dollars in thousands, except per share amounts)

                                   1996       1995(a)    1994(b)      1993        1992
----------------------------------------------------------------------------------------

OPERATING RESULTS

  Net sales                      $20,084     $25,185     $25,897     $24,213     $27,384
  Net income                     $    17     $   131     $ 2,833     $ 2,275     $ 3,598

  Net income per
   common share                  $   .00     $   .02     $   .34     $   .26     $   .41



FINANCIAL POSITION

  Working capital                $11,458     $13,615     $13,322     $15,736     $13,554

  Net property and
   equipment                     $ 4,908     $ 4,727     $ 6,419     $ 6,094     $ 5,268

  Total assets                   $24,278     $27,575     $29,000     $27,061     $26,139

  Long-term debt                 $    --     $    --     $    --     $    --     $    --
  Total
   stockholders' equity          $21,918     $24,339     $26,169     $24,316     $22,420

  Cash dividends
   declared per
   common share                  $    --     $    --     $    --     $    --     $    --

(a) 1995 results include net costs of implementing the Company's Restructuring Plan amounting to $1,734,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and note 12 to the consolidated financial statements.

(b) See Note 3 to the Consolidated Financial Statements regarding certain acquisitions completed in 1994.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Section and this entire Report on Form 10-K contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

        Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including healthcare reimbursement guidelines and taxes.

RESTRUCTURING PLAN

        On July 27, 1995, the Company announced plans for a major restructuring designed to focus operations on clinical immunology segments which management believes to have the greatest potential for future growth. The Restructuring Plan, which was finalized in the fourth quarter of 1995, included the discontinuation of several product lines, the closure of the Company's New Jersey facility, and the disposition or relocation of certain fixed assets.

         The aggregate costs of the Restructuring Plan ($3,220,000) included $2,371,000 of disposal costs and write-offs of inventories, the value of which had been impaired by the Company's decision to discontinue the related product lines and liquidate all remaining inventories, $514,000 of costs related to the write down of fixed assets impaired by downsizing and discontinuance of related product lines, and $335,000 related to facility closure and other costs. These costs were offset by estimated gains on the sale of certain product lines amounting to $1,486,000. The net $1,734,000 cost of implementing the Restructuring Plan was allocated to cost of sales ($473,000), selling, general and administrative expenses ($192,000), and restructuring charges ($1,069,000) in the accompanying consolidated statements of income for the year ended December 31, 1995. As of December 31, 1996, the Restructuring Plan was essentially complete, actual aggregate costs incurred were materially consistent with those anticipated, and no further significant net cash outlays are expected.

         As part of the Restructuring Plan, the Company divested and discontinued several product lines. The total revenues related to the divested or discontinued product lines accounted for approximately 14%, 31% and 36% of the Company's total revenues in 1996, 1995 and 1994, respectively.

         Although the Company believes that the sales growth resulting from the focused efforts in the clinical immunology markets will eventually offset the decrease in revenues resulting from the restructuring, the increase in total revenues resulting from these efforts is not expected to begin until after 1997. These expected increases in revenues are dependent upon continued market penetration with the HY-TEC product line, the timing of new product releases and the impact of competitive products and pricing in addition to the other factors previously mentioned which could affect actual results.

         In addition to the expected decline in total revenues in 1996 as compared to 1995, the increased investment in marketing and research and development contemplated by the Restructuring Plan has caused increased expense levels in 1996 (37% of sales) over 1995 (27% of sales).

         During 1997, the Company plans to increase its efforts to pursue the expansion into the clinical immunology markets. This effort will include aggressive pricing, both to its distributors and direct customers, as well as increased spending in sales and marketing. Research and development costs are expected to remain at current levels.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995 1996 sales decreased 20% compared to 1995. Revenue declines were due to loss of sales resulting from the Restructuring Plan and the related discontinued product lines. This decline can also be attributed to continued pressures in the health care industry for cost controls and a decline in domestic allergy product sales as the market continues to shift from the doctors office to larger laboratories.

         Gross profit as a percentage of sales improved from 52.6% in 1995 to 54.5% in 1996 due primarily to the $473,000 cost from the Restructuring Plan included in cost of goods sold in 1995.

         Selling, general and administration expenses decreased $1,183,000 due to the effects of implementing the Plan in 1995 partially offset by increased marketing expenses (17% of sales in 1995 versus 23% in 1996) also as contemplated by the Restructuring Plan.

         Research and development costs increased $134,000 (10% of sales in 1995 versus 14% in 1996) primarily due to the direct cost incurred as a result of the Restructuring Plan which included expanding R&D programs.

         In 1996, interest income increased $81,000 over prior year due to higher average monthly balances in cash and investments during the year as compared to 1995. Funds generated in December of 1995 from the disposition of certain assets as part of the Restructuring Plan were invested and increased average balances for most of 1996.

         The gain on foreign currency transaction of $27,000 for the year ended December 31, 1996, a decrease of $161,000 over prior year, relates principally to reductions in the underlying transactions and balances.

         The provision (benefit) for income taxes decreased substantially from 51% to (57)% of income due to utilization of tax credits (see note 7 to the consolidated financial statements).


1995 COMPARED TO 1994 1995 sales decreased 3% compared to 1994. Revenues were impacted by the 1995 fourth quarter sale of Meridian and the effects of the restructuring announcement on planned discontinued products. This decline can also be attributed to continued pressures in the health care industry for cost controls and a decline in domestic allergy product sales as the market continues to shift from the doctors office to larger laboratories.

         Gross profit as a percentage of sales declined from 55.8% in 1994 to 52.6% in 1995 due primarily to the allocation of a portion of the restructuring charge to cost of sales ($473,000), the lower margins of the German operation and the launch of the new HY-TEC system in Europe.

         Selling, general and administration expenses, and research and development costs increased by $1,253,000 and $758,000, respectively, primarily due to the direct cost incurred as a result of the Plan which includes expanding marketing and R&D programs.

         Interest income declined as the average monthly cash and investment balances decreased over prior year.

         The gain on foreign currency transaction of $188,000 for the year ended December 31, 1995 relates to intercompany balances amounting to approximately $948,000 between Hycor and its German subsidiary which was acquired in January 1994. The company had hedged this foreign currency exchange rate position.

         The provision for income taxes increased substantially from 39% to 51% of income due to the higher tax rate for the German operation and the utilization in prior years of net operating loss carryforwards and tax credits.

FINANCIAL CONDITION

        In April 1993, January 1994, September 1995 and September 1996 the Board of Directors authorized the repurchase of up to an aggregate of 2,440,000 shares of the Company's common stock. As of December 31, 1996, 1,846,000 shares had been purchased at a cost of $7,846,000. The Company decreased its working capital $2,157,000 as of December 31, 1996 compared to December 31, 1995, due primarily to cash used for the stock repurchase program of $2,385,000 partially offset by increases of working capital from normal operations.

        Cash and cash equivalents, marketable securities and receivables fluctuate throughout the year based upon the sales of products through distributors and the timing of the distributor's related payments to the Company. As of December 31, 1996, investments decreased $1,633,000 compared to December 31, 1995, primarily because of the stock repurchase program. The decrease in receivables of $651,000 was due to the reduction in sales resulting from the Restructuring Plan. These fluctuations do not have a significant seasonal component.

        Inventories, net of allowances, decreased $26,000, or 1%, as of December 31, 1996 compared to December 31, 1995 due to normal business fluctuations.

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

        The Company is continuing to evaluate the acquisition of additional product lines and companies in the medical diagnostics field. The Company believes that such acquisitions could be financed through issuance of debt or equity securities as well as its available cash. If such acquisitions are completed, the Company's operating results and financial condition could change significantly in future periods.

         At December 31, 1996, the Company did not have any outstanding indebtedness. The Company expects to be able to fund future operations from current working capital and profits generated from operations at currently projected levels.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                                   Page Number
                                                                   -----------
     Independent Auditors' Report                                     16
     Consolidated Balance Sheets as of                                17-18
         December 31, 1996 and 1995
     Consolidated Statements of Income                                19
         for the years ended December 31,
         1996, 1995 and 1994
     Consolidated Statements of Stockholders'                         20
         Equity for the years ended December 31,
         1996, 1995 and 1994
     Consolidated Statements of Cash                                  21-22
         Flows for the years ended December 31,
         1996, 1995 and 1994
     Notes to Consolidated Financial Statements                       23-32

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Hycor Biomedical Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 14 (a)1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Hycor Biomedical Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 14, 1997

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

              ASSETS                                                1996            1995
              ------                                             ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                                    $   631,404     $ 1,033,459
  Investments  (Note 4)                                          4,732,585       6,365,995
  Accounts receivable, net of allowance for
    doubtful accounts of $101,191 and
    $136,604 in 1996 and 1995, respectively                      3,028,689       3,679,419
  Income tax receivable (Note 7)                                   409,242              --
  Inventories (Note 5)                                           3,922,543       3,948,564
  Prepaid expenses and other current assets                        602,533         685,399
  Deferred income tax benefit (Note  7)                            491,000       1,138,000
                                                               -----------     -----------
      Total current assets                                      13,817,996      16,850,836
                                                               -----------     -----------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                             1,432,639       1,428,258
  Leasehold improvements                                         1,664,580       1,619,272
  Machinery and equipment                                        5,937,881       5,115,424
  Furniture, fixtures and office equipment                       2,402,512       2,306,821
                                                               -----------     -----------
                                                                11,437,612      10,469,775

  Accumulated depreciation and amortization                     (6,529,718)     (5,742,459)
                                                               -----------     -----------
  Property and equipment, net                                    4,907,894       4,727,316
                                                               -----------     -----------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $870,110 and
  $1,015,082 in 1996 and 1995, respectively (Notes 3 and 7)      4,368,658       4,773,904
DEFERRED INCOME TAX BENEFIT (Note 7)                               854,000         877,000
OTHER ASSETS                                                       329,373         346,316
                                                               -----------     -----------
      Total assets                                             $24,277,921     $27,575,372
                                                               ===========     ===========



                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

    LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996                  1995
    ------------------------------------                                    ---------             ---------
CURRENT LIABILITIES:
  Accounts payable                                                         $  1,053,400          $    982,646
  Accrued liabilities                                                           726,474             1,252,718
  Accrued payroll expenses                                                      580,089             1,000,542
                                                                           ------------          ------------
      Total current liabilities                                               2,359,963             3,235,906
                                                                           ------------          ------------


COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY (Notes 6 and 8):
  Preferred stock, $.01 par value;
    authorized - 3,000,000 shares;
    none outstanding                                                               --                    --
  Common stock, $.01 par value;
    authorized - 20,000,000 shares;
    issued and outstanding: 7,218,063
    shares in 1996 and 7,730,291 shares in 1995                                  72,181                77,303
  Paid-in capital                                                            12,605,636            14,806,686
  Retained earnings                                                           9,232,541             9,215,989
  Accumulated foreign currency translation adjustments                           31,275               254,445
  Unrealized losses on investments, net of tax benefit                          (23,675)              (14,957)
                                                                           ------------          ------------
      Total stockholders' equity                                             21,917,958            24,339,466
                                                                           ------------          ------------
      Total liabilities and stockholders' equity                           $ 24,277,921          $ 27,575,372
                                                                           ============          ============










                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                         1996            1995            1994
                                                     ------------    ------------    ------------

NET SALES (Note 10)                                  $ 20,083,610    $ 25,184,742    $ 25,896,591
COST OF SALES (Note 12)                                 9,145,300      11,947,276      11,450,936
                                                     ------------    ------------    ------------
      Gross profit                                     10,938,310      13,237,466      14,445,655
                                                     ------------    ------------    ------------
OPERATING EXPENSES:
  Selling, general and
    administrative (Note 12)                            8,628,939       9,812,090       8,558,752
  Research and development                              2,728,796       2,594,468       1,836,830
  Restructure charge (Note 12)                               --         1,069,301            --
                                                     ------------    ------------    ------------
                                                       11,357,735      13,475,859      10,395,582
                                                     ------------    ------------    ------------
OPERATING INCOME (LOSS)                                  (419,425)       (238,393)      4,050,073

INTEREST INCOME, net                                      403,314         321,765         374,125
GAIN ON FOREIGN CURRENCY TRANSACTIONS                      26,663         187,878         208,898
                                                     ------------    ------------    ------------
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES         10,552         271,250       4,633,096


PROVISION (BENEFIT) FOR INCOME TAXES (Note 7)              (6,000)        140,000       1,800,000
                                                     ------------    ------------    ------------
NET INCOME                                           $     16,552    $    131,250    $  2,833,096
                                                     ============    ============    ============


NET INCOME PER SHARE (Note 2)                        $        .00    $        .02    $        .34
                                                     ============    ============    ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          Common Stock
                                                                   ---------------------------
                                                                     Number of          Par          Paid-in        Retained
                                                                      Shares           Value         Capital        Earnings
                                                                   -------------     ---------    ------------    -----------
BALANCE AT JANUARY 1, 1994                                          8,207,253         $82,073     $17,982,518      $6,251,643

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)        301,342           3,013         311,346              --

ISSUANCE OF COMMON STOCK IN CONJUNCTION WITH
ACQUISITION OF MSI (Note 3)                                           200,000           2,000         730,000              --

COMMON STOCK PURCHASED                                               (481,700)         (4,817)     (2,052,408)             --

NET INCOME                                                                 --              --              --       2,833,096

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                           --              --              --              --

NET UNREALIZED INVESTMENT LOSSES, net of tax (Note 2)                      --              --              --              --
                                                                    ---------         -------     -----------      ----------
BALANCE AT DECEMBER 31, 1994                                        8,226,895          82,269      16,971,456       9,084,739

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)         92,174             922         293,836              --

COMMON STOCK PURCHASED                                               (588,778)         (5,888)     (2,508,216)             --

TAX BENEFITS FROM EXERCISE OF COMMON STOCK OPTIONS                         --              --          49,610              --

NET INCOME                                                                 --              --              --         131,250

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                           --              --              --              --

NET UNREALIZED INVESTMENT GAINS, net of tax (Note 2)                       --              --              --              --
                                                                    ---------         -------     -----------      ----------
BALANCE AT DECEMBER 31, 1995                                        7,730,291          77,303      14,806,686       9,215,989

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)         76,672             767         178,452              --

COMMON STOCK PURCHASED                                               (588,900)         (5,889)     (2,379,502)             --

NET INCOME                                                                 --              --              --          16,552

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                           --              --              --              --

NET UNREALIZED INVESTMENT LOSSES, net of tax (Note 2)                      --              --              --              --
                                                                    ---------         -------     -----------      ----------
BALANCE AT DECEMBER 31, 1996                                        7,218,063         $72,181     $12,605,636      $9,232,541
                                                                    =========         =======     ===========      ==========





                                                                 Accumulated
                                                              Foreign Currency    Unrealized
                                                                 Translation      Investment
                                                                 Adjustments     Gains (Losses)        Total
                                                              ----------------   -------------   -------------
BALANCE AT JANUARY 1, 1994                                          $    --         $    --       $24,316,234

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)           --              --           314,359

ISSUANCE OF COMMON STOCK IN CONJUNCTION WITH
ACQUISITION OF MSI (Note 3)                                              --              --           732,000

COMMON STOCK PURCHASED                                                   --              --        (2,057,225)

NET INCOME                                                               --              --         2,833,096

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                      144,138            --           144,138

NET UNREALIZED INVESTMENT LOSSES, net of tax (Note 2)                    --          (113,284)       (113,284)
                                                                    ---------       ---------     -----------
BALANCE AT DECEMBER 31, 1994                                          144,138        (113,284)     26,169,318

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)           --              --           294,758

COMMON STOCK PURCHASED                                                   --              --        (2,514,104)

TAX BENEFITS FROM EXERCISE OF COMMON STOCK OPTIONS                       --              --            49,610

NET INCOME                                                               --              --           131,250

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                      110,307            --           110,307

NET UNREALIZED INVESTMENT GAINS, net of tax (Note 2)                     --            98,327          98,327
                                                                    ---------       ---------     -----------
BALANCE AT DECEMBER 31, 1995                                          254,445         (14,957)     24,339,466

ISSUANCE OF COMMON STOCK, PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related income tax benefits (Note 8)           --              --           179,219

COMMON STOCK PURCHASED                                                   --              --        (2,385,391)

NET INCOME                                                               --              --            16,552

FOREIGN CURRENCY TRANSLATION ADJUSTMENT (Note 2)                     (223,170)           --          (223,170)

NET UNREALIZED INVESTMENT LOSSES, net of tax (Note 2)                    --            (8,718)         (8,718)
                                                                    ---------       ---------     -----------
BALANCE AT DECEMBER 31, 1996                                        $  31,275       $ (23,675)    $21,917,958
                                                                    =========       =========     ===========

                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             1996             1995            1994
                                                                          ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   16,552      $   131,250       $2,833,096
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                         1,765,099        2,168,151        1,745,123
    Deferred income tax provision                                           676,000         (569,000)         419,000
    Loss on disposition of property, equipment, and other intangibles          --            522,092             --
    Gain on sale of subsidiary                                                 --         (1,286,427)            --
    Gain on foreign currency transactions                                   (26,663)        (187,878)        (208,898)
    Change in assets and liabilities, net of effects of acquisitions, dispositions and foreign currency adjustments
      Accounts receivable                                                   627,449          348,390          893,080
      Inventories                                                            (4,128)       1,634,932       (1,491,133)
      Prepaid expenses and other current assets                              82,697            7,763           47,515
      Other assets                                                           11,050              376           86,156
      Accounts payable                                                       89,246          (27,676)        (357,903)
      Accrued liabilities                                                  (865,476)         666,740         (265,702)
      Accrued payroll expenses                                             (418,744)         198,279          152,495
                                                                        -----------      -----------      -----------
          Total adjustments                                               1,936,530        3,475,742        1,019,733
                                                                        -----------      -----------      -----------
    Net cash provided by operating activities                             1,953,082        3,606,992        3,852,829
                                                                        -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                     --         (4,119,291)      (1,893,632)
  Proceeds from sales of investments                                      1,543,046          313,279        6,105,132
  Purchases of property, plant and equipment                             (1,623,192)      (1,496,707)      (1,420,115)
  Purchases of intangible assets                                            (72,010)         (71,550)         (23,704)
  Proceeds from sale of property and equipment                                 --               --             40,544
  Proceeds from collection of notes receivable                                5,893           27,754           24,215
  Business acquisitions, net of cash acquired                                  --               --         (4,272,405)
  Proceeds from sale of business                                               --          3,325,275             --
                                                                        -----------      -----------      -----------
    Net cash used in investing activities                                  (146,263)      (2,021,240)      (1,439,965)
                                                                        -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                    176,219          344,368          314,359
  Purchases of Hycor common stock                                        (2,385,391)      (2,514,104)      (2,057,225)
                                                                        -----------      -----------      -----------
    Net cash used in financing  activities                               (2,209,172)      (2,169,736)      (1,742,866)
                                                                        -----------      -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (2,702)         212,906           50,966
                                                                        -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (405,055)        (371,078)         720,964
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,033,459        1,404,537          683,573
                                                                        -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  631,404      $ 1,033,459       $1,404,537
                                                                        ===========      ===========      ===========


                 See notes to consolidated financial statements
                                       21

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                   1996           1995          1994
                                                                                ---------       ---------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - income taxes                                     $   330,650    $ 1,811,199    $ 1,306,547

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
During 1994, the Company acquired certain businesses in
   transactions summarized as follows:
     Fair value of assets acquired                                             $        --    $        --    $ 5,797,842
     Value of common stock issued in transaction                                        --             --       (732,000)
     Cash paid net of cash acquired                                                     --             --     (4,272,405)
                                                                               -----------    -----------    -----------
        Liabilities assumed, including costs of acquisition                    $        --    $        --    $   793,437
                                                                               ===========    ===========    ===========

Reduction of goodwill and accrued income taxes payable due to utilization of
Ventrex acquired net operating losses, credit carryforwards and other
timing differences                                                             $    57,000    $   287,385    $        --
                                                                               ===========    ===========    ===========

Reduction of goodwill and increase in deferred income tax benefit due to
change in valuation allowance                                                  $        --    $   269,843    $ 1,079,372
                                                                               ===========    ===========    ===========

























                 See notes to consolidated financial statements
                                       22

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994

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

FOREIGN CURRENCY The financial position and results of operations of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

CASH EQUIVALENTS Cash equivalents are deemed to be highly liquid investments with an original maturity of three months or less.


INVESTMENTS The Company accounts for investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996 and 1995, marketable equity and debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of stockholders' equity, net of tax, until realized.

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

STOCK BASED COMPENSATION The Company accounts for stock based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for stock issued to employees."

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

                                                 1996                    1995                    1994
-----------------------------------------------------------------------------------------------------
Weighted average number
 of shares outstanding                      7,598,969               8,208,218               8,233,867
Common stock equivalents                      124,386                  49,805                 218,939
-----------------------------------------------------------------------------------------------------

                                            7,723,355               8,258,023               8,452,806
=====================================================================================================

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

RECLASSIFICATIONS Certain items in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.


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

On October 3, 1994, the Company completed the acquisition of Medical Specialties International, Inc. (MSI) of South Plainfield, New Jersey, for a combination of cash and common stock of approximately $2,859,000, net of cash acquired. Under the terms of the acquisition agreement, the Company may be obligated to issue up to 150,000 additional common shares if MSI achieves specified revenue levels prior to December 31, 1997. As of December 31, 1996, no additional shares have been issued under this agreement. MSI primarily manufactures and sells hematology controls in domestic markets. The acquisition was accounted for using the purchase method of accounting, and MSI's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Total goodwill and other intangible assets resulting from the acquisition amounted to approximately $2,829,000.

The unaudited consolidated results of operations through December 31, 1994 on a pro forma basis as though the MSI acquisition had been consummated on January 1, 1994 are as follows:

                                                  1994

Net sales                                    $26,763,000
Net income                                     2,072,000
Net income per common share                          .24


The pro forma financial information presented is not necessarily indicative either of results of operations that would have occurred had the acquisition been effected on January 1, 1994 or of future results of operations.

NOTE 4: INVESTMENTS

Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities at December 31, 1996 of $4,732,585 and $4,771,397, fair value and cost respectively, due after one year through five years.

Gross unrealized holding gains and losses at December 31, 1996 were $3,406 and $42,218, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. During 1996, the Company sold investments with an aggregate book value of $1,558,911 for total cash proceeds of $1,543,046, resulting in a net realized loss of $15,865.


NOTE 5: INVENTORIES

Inventories at December 31, 1996 and 1995 consisted of:

                                                          1996                        1995


Raw materials                                        $ 1,144,049                $ 1,325,973
Work in process                                        1,625,809                  1,787,292
Finished goods                                         2,518,496                  2,774,801
Allowance for discontinued
product lines and excess, obsolete
  and short-dated inventories                         (1,365,811)                (1,939,502)
                                                     -----------                -----------
                                                     $ 3,922,543                $ 3,948,564


NOTE 6:  STOCKHOLDERS' EQUITY

At December 31, 1996 the Company had warrants outstanding to purchase 496,232 shares of common stock, all of which are exercisable. Each warrant represents the right to purchase one share of the Company's common stock at $11.21 per share and expiring in August 1998.

NOTE 7:  INCOME TAXES

The provision for income taxes consists of the following:

                                               1996                  1995                   1994
-----------------------------------------------------------------------------------------------------
Current:
  Federal                                 $(351,000)           $ 307,000                $  817,000
    State                                     4,000              181,000                   341,000
  Foreign                                  (335,000)             221,000                   223,000
-----------------------------------------------------------------------------------------------------
  Total                                    (682,000)             709,000                 1,381,000

Deferred:
  Federal                                   648,000             (395,000)                 396,000
  State                                     (44,000)            (174,000)                  23,000
  Foreign                                    72,000                   --                       --
-----------------------------------------------------------------------------------------------------
  Total                                     676,000             (569,000)                 419,000
-----------------------------------------------------------------------------------------------------
                                          $  (6,000)            $140,000               $1,800,000
=====================================================================================================



A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                             1996                  1995                    1994
-----------------------------------------------------------------------------------------------------
Provision computed at federal
 statutory rate                           $  4,000               $ 93,000            $1,574,000
Increase (reduction)resulting from:
 State taxes, net                          (26,000)                 5,000               237,000
 Foreign tax rate differential              (2,000)                54,000                82,000
 Research and development credits          (75,000)               (58,000)             (122,000)
 Foreign sales corporation                 (35,000)               (26,000)             (50,000)
 Amort.of goodwill and trademarks           46,000                 57,000                27,000
 Meals and entertainment                    15,000                 15,000                17,000
 Change in valuation allowance              66,000                      -                     -
  Other                                      1,000                     -                 35,000

                                          $ (6,000)           $ 140,000              $1,800,000
=====================================================================================================

The components of the Company's deferred income tax benefit as of December 31, 1996 and 1995 are as follows:

                                                 1996             1995
--------------------------------------------------------------------------------
Allowance for doubtful accounts           $    39,000      $    53,000
Inventory reserves                            363,000          815,000
Depreciation                                 (223,000)        (157,000)
Currently non-deductible accruals              75,000          120,000
Research and Development credits              348,000               --
Net operating loss carryforwards            1,961,000        7,592,000
Deferred state taxes                         (110,000)         (28,000)
Restructuring reserve                         246,000          484,000
Capital loss carryforwards                      7,000           29,000
Unrealized foreign exchange gain              (65,000)         (57,000)
Bond market valuation                           9,000          (54,000)
--------------------------------------------------------------------------------
         Subtotal                           2,650,000        8,797,000

Valuation allowance                        (1,305,000)      (6,782,000)
--------------------------------------------------------------------------------

Total                                     $ 1,345,000      $ 2,015,000
================================================================================

The financial statement benefit from the utilization of acquired net operating losses is being accounted for as a reduction of goodwill in the year utilized until the corresponding goodwill is reduced to zero, at which point any additional benefit will be accounted for as a reduction of income tax expense. In 1995, the Company utilized approximately $2,079,000 of these net operating losses, resulting in a reduction of goodwill of $560,000. In 1996, goodwill was reduced by approximately $57,000 as a result of utilization of net operating losses. During 1996, it was determined that due to statutory limitations on the ability to utilize acquired net operating losses, approximately $11.6 million of federal and state carryforwards would expire in years after 2001. Accordingly, deferred taxes and the corresponding valuation allowance were reduced by approximately $5 million. Of the remaining $6 million of federal and state net operating loss carryforwards, approximately $1.4 Million when realized will reduce goodwill, and the remainder when realized will reduce income tax expense.

NOTE 8:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS At December 31, 1996, the Company had reserved 1,643,837 shares of common stock for issuance to employees and directors under five stock option plans. Options are generally granted at fair market value and become exercisable over periods of up to ten years. These options generally expire 10 years from the date of grant.



Option activity under the plans is as follows:

                                                                      Weighted
                                                  Number of Shares     Average
                                                                      Exercise
                                                                        Price
------------------------------------------------------------------------------
Outstanding, January 1, 1994                         1,254,737          $3.20
Granted                                                111,500           4.67
Exercised                                              254,500           0.64
Canceled                                                76,364           3.08
                                                     ---------
Outstanding, December 31, 1994 (720,373              1,035,373           3.84
  exercisable at a weighted average price
  of $3.70)
Granted (Weighted average fair value                   218,500           3.36
  of $1.88)
Exercised                                               55,557           1.42
Canceled                                                99,500           4.97
                                                     ---------
Outstanding, December 31, 1995 (729,317              1,098,816           3.77
  exercisable at a weighted average price
  of $4.00)
Granted (weighted average fair value                   635,500           4.63
  of $1.88)
Exercised                                               49,000           1.56
Canceled                                               211,500           2.69
                                                     ---------
Outstanding, December 31, 1996                       1,473,816           4.37
                                                     =========


Additional information regarding options outstanding as of December 31, 1996 is as follows:



                                             Options Outstanding                            Options Exercisable
                                             -------------------                            -------------------
                                               Weighted Avg.
                                                 Remaining         Weighted Avg.                            Weighted Avg.
 Range of Exercise    Number Outstanding     Contractual Life      Exercise Price    Number Exercisable    Exercise Price
      Prices                                       (yrs)
-------------------------------------------------------------------------------------------------------------------------

$1.13 -2.47               200,549                    1.3             $1.69               200,549              $1.69
 3.41 -4.50               259,434                    7.1              4.23               174,725               4.18
 4.63 -4.89               853,833                    8.2              4.68               193,333               4.82
 5.75 -6.63               160,000                    4.8              6.29               160,000               6.29



At December 31, 1996, 170,000 shares were available for grant.

ADDITIONAL STOCK PLAN INFORMATION As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for stock issued to employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 72 months following vesting; stock volatility, 28% in 1996 and 30% in 1995; risk free interest rates, 6.1% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $86,000 ($0.01 per share) in 1995 and $(157,000) ($(0.02) per share) in 1996. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


STOCK PURCHASE PLAN The Company has reserved 237,764 shares of its common stock for issuance to employees under an employee stock purchase plan. The plan allows eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the plan was 22,724, 20,894 and 34,785 shares in 1996, 1995 and 1994 at weighted average prices of $3.57, $4.42 and $2.72, respectively.


401(K) PLAN The Company has established a profit sharing plan under Internal Revenue Code section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee's contribution and 100 percent of the next one percent of contribution. A portion of the Company's contribution is made in the Company's common stock. The Company issued 4,948, 15,723 and 11,778 shares of its common stock under this plan in 1996, 1995 and 1994, respectively. Compensation expense related to these plans was $188,525, $249,324 and $156,701 in 1996, 1995 and 1994, respectively.

NOTE 9:  COMMITMENTS

The Company leases office, laboratory and warehouse space and laboratory equipment under noncancelable operating leases. Rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $895,000, $1,069,000 and $723,000, respectively. Future annual minimum lease payments under the noncancelable operating leases as of December 31, 1996 are:

                                        Year                         Amount
--------------------------------------------------------------------------------
                                        1997                       $  986,000
                                        1998                          975,000
                                        1999                          942,000
                                        2000                          960,000
                                        2001                          602,000
                                       Thereafter                     883,000
--------------------------------------------------------------------------------
                                                                   $5,348,000
================================================================================

NOTE 10:  MAJOR CUSTOMERS AND INTERNATIONAL SALES

The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 19% and 15% of net product sales in 1996; 18% and 12% in 1995 and 18% and 14% in 1994 respectively. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations. Export sales accounted for $3,319,000 or 17% of product sales in 1996; $4,231,000 or 17% in 1995; and $4,778,000 or 18%
in 1994. The primary geographical area was Europe, which, including sales by the Company and its German subsidiary, accounted for sales of $5,660,000 in 1996, $6,909,000 in 1995 and $6,826,000 in 1994.


NOTE 11:  RESULTS BY QUARTER (UNAUDITED)

The unaudited results by quarter for the years ended December 31, 1996 and 1995 are shown below.

                                           First                  Second                  Third                Fourth
1996                                       Quarter                Quarter                 Quarter              Quarter
-----------------------------------------------------------------------------------------------------------------------------

Revenues                              $5,306,880              $5,171,387             $4,736,927             $4,868,416
Gross profit                           2,842,525               3,024,007              2,482,620              2,589,158
Net income(loss)                          68,088                  78,340               (131,056)                 1,180
Net income(loss)
 per share                            $     0.01              $     0.01             $      .02)            $     0.00

                                           First                  Second                  Third                Fourth
1995                                       Quarter                Quarter                 Quarter              Quarter
-----------------------------------------------------------------------------------------------------------------------------


Revenues                              $6,492,935              $6,764,392             $5,680,775             $6,246,640
Gross profit                           3,597,922               3,834,401              3,073,237              2,731,906
Net income(loss)                         549,523                 572,081                148,095             (1,138,449)
Net income(loss)
 per share                            $     0.07              $     0.07             $     0.02             $    (0.14)

NOTE 12: RESTRUCTURING CHARGE

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

As of December 31, 1996, the restructuring plan is essentially complete, actual aggregate costs incurred were materially consistent with those anticipated, and no further significant net cash outlays are expected.

PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included under the captions "Election of Directors," "Executive Officers," and "Section 16(a), Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


        ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is included under the caption "Executive Compensation" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included under the caption "Stock Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None


PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

        1.         FINANCIAL STATEMENT SCHEDULES

                   The following financial schedule, together with the Independent Auditors' Report on Schedule, is filed as part of this Report:

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

                  10(24).               Share  Purchase  Agreement,  dated as of
                                        August 19, 1994, as amended September
                                        27, 1994, by and among Hycor Biomedical
                                        Inc. and Medical Specialties
                                        International, Inc., previously filed as
                                        Exhibits 2(1). and 2(2). to the
                                        Company's Current Report on Form 8-K,
                                        dated October 3, 1994, and incorporated
                                        herein by reference.

                  10(25).               Registration  Rights  Agreement,  dated
                                        as of October 3, 1994, by and among
                                        Hycor Biomedical Inc. and Medical
                                        Specialties International, Inc.
                                        shareholders, previously filed as
                                        Exhibit 4(1). to the Company's Current
                                        Report on Form 8-K dated October 3,
                                        1994, and incorporated herein by
                                        reference.

                  10(26).               Lease agreement for the Company's
                                        Kassel, Germany facility, dated January
                                        13, 1994, previously filed as Exhibit
                                        10(26). to the Company's Annual Report
                                        on 10-K for fiscal year ended December
                                        31, 1994, and incorporated herein by
                                        reference.

                  10(27).               Stock Purchase  Agreement  dated
                                        November 30, 1995, by and between ALK
                                        Laboratories, Inc. and Hycor Biomedical
                                        Inc., previously filed as Exhibit 10.01
                                        to the Company's Current Report on Form
                                        8-K dated December 1, 1995 and
                                        incorporated herein by reference.


                  21.                   Subsidiaries of Hycor Biomedical Inc.

                  23.                   Consent of Deloitte & Touche LLP, dated
                                        March 27, 1997.


                  27.                   Financial Data Schedule



(B)      REPORTS ON FORM 8-K

         None


                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Hycor Biomedical Inc.
                                (Registrant)

Date:  3/25/97                  By: /s/ Richard D. Hamill
       -------                  ------------------------------------------------
                                Richard D. Hamill
                                Chairman, President and
                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  3/25/97                  By: /s/Richard D. Hamill
       -------                  ------------------------------------------------
                                Richard D. Hamill
                                Chairman of the Board, President,
                                Chief Executive Officer and Director


Date:  3/25/97                  By: /s/Samuel D. Anderson
       ------                   ------------------------------------------------
                                Samuel D. Anderson
                                Director

Date:  3/25/97                  By: /s/David S. Gordon
       -------                 ------------------------------------------------
                                David S. Gordon
                                Director

Date: 3/25/97                   By:/s/Reginald P. Jones
      -------                  ------------------------------------------------
                                Reginald P. Jones
                                Senior Vice President, Chief
                                Financial Officer, Secretary,
                                Treasurer,   Director   and
                                Principal Financial Officer

Date:  3/25/97                  By: /s/James R. Phelps
       -------                  ------------------------------------------------
                                James R. Phelps
                                Director

Date:  3/25/97                  By: /s/Richard E. Schmidt
       -------                  ------------------------------------------------
                                Richard E. Schmidt
                                Director

Date:  3/25/97                  By: /s/David A. Thompson
       -------                  ------------------------------------------------
                                David A. Thompson
                                Director

Date:  3/25/97                  By: /s/Armando Correa
       -------                  ------------------------------------------------
                                Armando Correa
                                Director, Finance and
                                Principal Accounting Officer

                                                                     Schedule II
                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS (1)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                        (1)
                                                                      Acquired
                                                 Balance at            and or       Charged to
                                                  Beginning           Divested      Costs and                         Balance at
                                                   of Year           Allowance       Expenses        Deductions      End of Year
                                               ---------------      ------------    -----------    -------------    -------------

Allowance for doubtful accounts
  receivable

1994                                         $   317,255           $ 62,280      $  (145,000)       $  63,694      $   170,841

1995                                             170,841                ---           50,512           84,749          136,604

1996                                             136,604                ---          (20,815)          14,598          101,191


Allowance for excess, obsolete,
  and short-dated inventory
  balance sheet

1994                                         $   756,515           $ 23,993      $   330,806         $341,227      $   770,087

1995                                             770,087            (76,121)       1,755,001          509,465        1,939,502

1996                                           1,939,502                ---          400,774          974,465        1,365,811




(1) Medical Specialties International Inc. acquired on October 3, 1994. Meridian Biomedical Inc. sold on December 1, 1995.


                                      S-1

                                       38

Exhibit List                                                                  Page
Exhibit No.                         Name of Exhibit                           Number
-----------                         ---------------                           ------

21.                         Subsidiaries of Hycor Biomedical Inc.               40

23.                         Consent of Deloitte & Touche LLP,
                               dated March 27, 1997.                            41

27.                         Financial Data Schedule                             42