Form 10-Q
period 1997-03-31
HYCOR BIOMEDICAL INC /DE/
filed 1997-05-14
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________________ TO ____________________

                         Commission File Number: 0-11647

                              HYCOR BIOMEDICAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                58-1437178
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             18800 Von Karman Avenue, Irvine, California 92612-1517
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (714) 440-2000
                                                   --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 30, 1997
----------------------------                       -----------------------------
Common Stock, $.01 Par Value                                7,113,058

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,          December 31,
                                                                  1997                  1996
                                                              ------------         ------------
                                                               (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    635,423         $    631,404
  Investments                                                    4,174,285            4,732,585
  Accounts receivable, net of allowance for
   doubtful accounts of $132,079 and $101,191                    2,656,572            3,028,689
  Income tax receivable                                            428,698              409,242
  Inventories (Note 2)                                           3,635,711            3,922,543
  Prepaid expenses and other current assets                        541,739              602,533
  Deferred income tax benefit                                      569,883              491,000
                                                              ------------         ------------
      Total current assets                                      12,642,311           13,817,996
                                                              ------------         ------------
PROPERTY AND EQUIPMENT, at cost                                 11,791,409           11,437,612
  Less accumulated depreciation                                 (6,786,841)          (6,529,718)
                                                              ------------         ------------
                                                                 5,004,568            4,907,894
                                                              ------------         ------------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $912,270 and $870,110                          4,221,671            4,368,658
DEFERRED INCOME TAX BENEFIT                                        854,162              854,000
OTHER ASSETS                                                       381,903              329,373
                                                              ------------         ------------
      Total assets                                            $ 23,104,615         $ 24,277,921
                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $    993,934         $  1,053,400
  Accrued liabilities                                              552,067              726,474
  Accrued payroll expenses                                         518,143              580,089
                                                              ------------         ------------
      Total current liabilites                                   2,064,144            2,359,963
                                                              ------------         ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                      71,131               72,181
  Paid-in capital                                               12,203,439           12,605,636
  Retained earnings                                              9,088,748            9,232,541
  Accumulated foreign currency translation adjustments            (274,212)              31,275
  Unrealized losses on investments, net of tax benefit             (48,635)             (23,675)
                                                              ------------         ------------
      Total stockholders' equity                                21,040,471           21,917,958
                                                              ------------         ------------
      Total liabilities and stockholders' equity              $ 23,104,615         $ 24,277,921
                                                              ============         ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                1997             1996
                                                             -----------     -----------
NET SALES                                                    $ 4,582,669     $ 5,306,880
COST OF SALES                                                  2,184,742       2,464,355
                                                             -----------     -----------
      Gross profit                                             2,397,927       2,842,525
                                                             -----------     -----------
OPERATING EXPENSES
  Selling, general and administrative                          2,030,502       2,157,897
  Research and development                                       659,382         700,427
                                                             -----------     -----------
                                                               2,689,884       2,858,324
                                                             -----------     -----------
OPERATING (LOSS)                                                (291,957)        (15,799)

INTEREST INCOME, net                                              73,297         113,375
GAIN ON FOREIGN CURRENCY TRANSACTIONS                              2,186          12,679
                                                             -----------     -----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES       (216,474)        110,255

PROVISION (BENEFIT) FOR INCOME TAXES                             (72,681)         42,167
                                                             -----------     -----------
NET INCOME (LOSS)                                            $  (143,793)    $    68,088
                                                             ===========     ===========
NET INCOME (LOSS) PER SHARE                                  $     (0.02)    $      0.01
                                                             ===========     ===========
AVERAGE COMMON SHARES OUTSTANDING                              7,269,077       7,936,863
                                                             ===========     ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           ---------------------------
                                                                              1997             1996
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  (143,793)    $    68,088
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                              401,778         496,566
    Deferred income tax provision                                              (59,847)        (63,744)
    Gain on foreign currency transactions                                       (2,186)        (12,679)
    (Gain) loss on sale of assets                                                3,545              --
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                      402,708          80,414
      Income tax receivable                                                    (19,922)         55,701
      Inventories                                                              284,502         235,841
      Prepaid expenses and other current assets                                (66,485)         76,979
      Accounts payable                                                         (53,762)       (142,577)
      Accrued liabilities                                                     (165,069)       (431,282)
      Accrued payroll expenses                                                 (58,644)       (423,979)
                                                                           -----------     -----------
          Total adjustments                                                    666,618        (128,760)
                                                                           -----------     -----------
    Net cash provided by (used in) operating activities                        522,825         (60,672)
                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                           499,248              --
  Purchases of intangible assets                                               (49,805)             --
  Purchases of property, plant and equipment                                  (508,510)       (430,362)
  Proceeds from sale of property and equipment                                  35,402              --
  Proceeds from collection of notes receivable                                  12,086           6,733
                                                                           -----------     -----------
    Net cash provided by (used in) investing activities                        (11,579)       (423,629)
                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                        40,604          74,880
  Purchases of Hycor common stock                                             (443,851)       (206,145)
                                                                           -----------     -----------
    Net cash provided by (used in) financing  activities                      (403,247)       (131,265)
                                                                           -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (103,980)         35,306

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 4,019        (580,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 631,404       1,033,459
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   635,423     $   453,199
                                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                              --              --
                            - income taxes                                 $     6,402     $    82,587

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1. BASIS OF PRESENTATION

       In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations and the cash flows for the three-month periods ended March 31, 1997 and 1996.

       These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments.

       The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

       The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

       In December 1997, the Company will be required to adopt Statement of Financial Accounting Standard No. 128, "Earnings per share." The provisions of this statement will require a change in the method of calculating earnings per share which will result in an insignificant difference from currently reported earnings per share.

2. INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at March 31, 1997 and December 31, 1996 consist of:

                               3/31/97           12/31/96
                               -------           --------
       Raw materials          $  806,857        $  870,887
       Work in process         1,280,387         1,216,066
       Finished goods          1,548,467         1,835,590
                              ----------        ----------
                              $3,635,711        $3,922,543
                              ==========        ==========


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

       The Company decreased its working capital $880,000 as of March 31, 1997, compared to December 31, 1996. This decrease was primarily a result of the Company's stock repurchase program ($444,000) in addition to normal operations. The company expects to be able to fund operations from current working capital and profits generated from operations.

       During the three-month period ended March 31, 1997, sales decreased 14%, compared to the same period last year and gross profit as a percentage of product sales for the three-month period decreased from approximately 54% to 52%. Revenue declines were due primarily to the loss of sales resulting from the 1995 Restructuring Plan and the related discontinued product lines. The decrease in gross profit percentage is due primarily from the reduction in sales and aggressive pricing in the allergy product line.

       Selling, general and administrative expenses for the three-month period ended March 31, 1997 have decreased approximately 6% over the prior year period. This decrease is primarily due to reduced expense levels at the Company's German subsidiary resulting from the completion, in 1996, of certain contractual obligations arising from the acquisition.

       Research and development costs for the three-month period ended March 31, 1997 have decreased approximately 6% over the prior year period. This decrease is primarily due to the completion of several projects during the period.

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

                                    HYCOR BIOMEDICAL INC.

Date:  May 12, 1997                 By: /s/ ARMANDO CORREA
                                        ---------------------------------------
                                        Armando Correa, Director of Finance

                                        (Mr. Correa is the Principal Accounting
                                        Officer and has been duly authorized to
                                        sign on behalf of the registrant.)