Form 10-Q
period 1997-06-30
HYCOR BIOMEDICAL INC /DE/
filed 1997-08-14
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________


                         Commission File Number: 0-11647

                              HYCOR BIOMEDICAL INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              58-1437178
-------------------------------                            ------------------
(State or other jurisdiction of                            (I. R. S. Employer
incorporation or organization)                              Identification No.)


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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 31, 1997
           -----                                    ----------------------------
Common Stock, $.01 Par Value                                  7,121,876

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,               December 31,
ASSETS                                                              1997                     1996
                                                                -----------              -----------
                                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $   884,622              $   631,404
  Investments                                                     3,284,172                4,732,585
  Accounts receivable, net of allowance for
   doubtful accounts of $57,071 and $101,191                      3,105,822                3,028,689
  Income tax receivable                                             387,140                  409,242
  Inventories (Note 2)                                            3,750,810                3,922,543
  Prepaid expenses and other current assets                         499,995                  602,533
  Deferred income tax benefit                                       615,504                  491,000
                                                                -----------              -----------
      Total current assets                                       12,528,065               13,817,996
                                                                -----------              -----------
PROPERTY AND EQUIPMENT, at cost                                  11,920,877               11,437,612
  Less accumulated depreciation                                  (6,987,518)              (6,529,718)
                                                                -----------              -----------
                                                                  4,933,359                4,907,894
                                                                -----------              -----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $975,322 and $870,110                           4,233,618                4,368,658
DEFERRED INCOME TAX BENEFIT                                         854,162                  854,000
OTHER ASSETS                                                        375,886                  329,373
                                                                -----------              -----------
      Total assets                                              $22,925,090              $24,277,921
                                                                ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   807,995              $ 1,053,400
  Accrued liabilities                                               520,723                  726,474
  Accrued payroll expenses                                          749,110                  580,089
                                                                -----------              -----------
      Total current liabilites                                    2,077,828                2,359,963
                                                                -----------              -----------
STOCKHOLDERS' EQUITY:
  Common stock                                                       71,031                   72,181
  Paid-in capital                                                12,179,810               12,605,636
  Retained earnings                                               9,035,174                9,232,541
  Accumulated foreign currency translation adjustments             (426,343)                  31,275
  Unrealized losses on investments, net of tax benefit              (12,410)                 (23,675)
                                                                -----------              -----------
      Total stockholders' equity                                 20,847,262               21,917,958
                                                                -----------              -----------
      Total liabilities and
        stockholders' equity                                    $22,925,090              $24,277,921
                                                                ===========              ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                                June 30,                              June 30,
                                                     -----------------------------          -----------------------------
                                                         1997             1996                   1997             1996
                                                     ------------     ------------          ------------    -------------
NET SALES                                             $ 4,864,543     $  5,171,387          $  9,447,212      $10,478,267
COST OF SALES                                           2,091,667        2,147,380             4,276,409        4,611,735
                                                     ------------     ------------          ------------    -------------
      Gross profit                                      2,772,876        3,024,007             5,170,803        5,866,532
                                                     ------------     ------------          ------------    -------------
OPERATING EXPENSES
  Selling, general and administrative                   2,244,792        2,348,627             4,275,294        4,506,524
  Research and development                                678,116          645,487             1,337,498        1,345,914
                                                     ------------     ------------          ------------    -------------
                                                        2,922,908        2,994,114             5,612,792        5,852,438
                                                     ------------     ------------          ------------    -------------
OPERATING INCOME (LOSS)                                  (150,032)          29,893              (441,989)          14,094

INTEREST INCOME, net                                       70,845          103,960               144,142          217,335
FOREIGN EXCHANGE G/(L)                                     (4,184)          (1,005)               (1,998)          11,674
                                                     ------------     ------------          ------------    -------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                              (83,371)         132,848              (299,845)         243,103

PROVISION (BENEFIT) FOR INCOME TAXES                      (29,797)          54,508              (102,478)          96,675
                                                     ------------     ------------          ------------    -------------
NET INCOME (LOSS)                                    $    (53,574)    $     78,340          $   (197,367)   $     146,428
                                                     ============     ============          ============    =============
NET INCOME (LOSS) PER SHARE                          $      (0.01)    $       0.01          $      (0.03)   $        0.02
                                                     ============     ============          ============    =============
AVE. COMMON SHARES OUTSTANDING                          7,137,623        7,852,399             7,149,937        7,886,020

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    1997                 1996
                                                                                -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $  (197,367)        $    146,428
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                   789,624              946,036
    Deferred income tax provision                                                  (129,575)             (87,650)
    (Gain) Loss  on foreign currency transactions                                     1,998              (11,674)
    (Gain) Loss on sale of assets                                                    36,127               11,456
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                           (57,740)             846,612
      Income tax receivable                                                          21,411               10,856
      Inventories                                                                   114,089              (18,622)
      Prepaid expenses and other current assets                                     (34,156)             243,017
      Accounts payable                                                             (235,292)            (412,128)
      Accrued liabilities                                                          (197,224)            (664,873)
      Accrued payroll expenses                                                      174,293             (243,284)
                                                                                -----------         ------------
          Total adjustments                                                         483,555              619,746
                                                                                -----------         ------------
    Net cash provided by (used in) operating activities                             286,188              766,174
                                                                                -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                              1,415,105              984,298
  Purchases of intangible assets                                                    (23,462)              (4,173)
  Purchases of property, plant and equipment                                       (881,530)            (857,207)
  Direct costs of acquisition                                                      (164,478)                   -
  Proceeds from sale of property and equipment                                       54,453                    -
  Proceeds from collection of notes receivable                                       18,523               13,133
                                                                                -----------         ------------
    Net cash provided by (used in) investing activities                             418,611              136,051
                                                                                -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                             40,604               76,440
  Purchases of Hycor common stock                                                  (467,580)            (844,722)
                                                                                -----------         ------------
    Net cash provided by (used in) financing  activities                           (426,976)            (768,282)
                                                                                -----------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (24,605)               9,131

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    253,218              143,074

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      631,404            1,033,459
                                                                                -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   884,622         $  1,176,533
                                                                                ===========         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                                    -                    -
                            - income taxes                                      $    13,106         $    204,409

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

1.     BASIS OF PRESENTATION

              In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations and the cash flows for the three and six-month periods ended June 30, 1997 and 1996.

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

2.      INVENTORIES

              Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at June 30, 1997 and December 31, 1996 consist of:

                                                6/30/97             12/31/96
                                                -------             --------
                      Raw materials          $  838,846           $  870,887
                      Work in process         1,125,623            1,216,066
                      Finished goods          1,786,341            1,835,590
                                             ----------           ----------
                                             $3,750,810           $3,922,543
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

       On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent"). Cogent is based in Edinburgh, Scotland. Cogent develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease. Cogent sales for its most recent fiscal year were approximately $1,400,000.

       The Company decreased its working capital $1,008,000 as of June 30, 1997, compared to December 31, 1996. This decrease was primarily a result of the increased investment in PP&E, predominately related to the placement of HY-TEC(TM) Instruments ($882,000), and the Company's stock repurchase program ($468,000). In July 1997, the Company entered into a business loan agreement ("Agreement") with Tokai Bank establishing a two year secured line of credit of $2,000,0000. The agreement provides that the Company can borrow at a predetermined spread over the London Inter-Bank Offered Rate (LIBOR). The primary purpose of the agreement was to provide financing of the Cogent acquisition and related costs. A copy of the business loan agreement is attached to this form 10-Q as an exhibit and incorporated herein.

       During the three and six-month periods ended June 30, 1997, sales decreased 6% and 10%, respectively, compared to the same periods last year. Revenue declines were due primarily to the loss of sales resulting from the 1995 Restructuring Plan and the related discontinued product lines. Revenues in 1996 from discontinued products were $774,000 for the quarter and $1,659,000 for the six-month period. In addition, in periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales, cost, and net income. The stronger U.S. dollar in the second quarter 1997 and the six months 1997 when compared to the corresponding 1996 periods resulted in lower reported sales of approximately 3% in both periods.

       Gross profit as a percentage of product sales decreased for the three and six-month periods from approximately 58% to 57% and 56% to 55%, respectively, compared to the same periods last year. The decrease in gross profit percentage is due primarily to aggressive pricing in the allergy product line as well as lower sales volumes.

       Selling, general and administrative expenses for the three and six-month periods ended June 30, 1997 have decreased approximately 4% and 5%, respectively, compared to the same periods last year. This decrease is primarily due to reduced expense levels at the Company's German subsidiary resulting from the completion, in 1996, of certain contractual obligations arising from the acquisition.

       Research and development costs for the quarter increased approximately 5% over the prior year period as the Company increased its investment in new product development. Year-to-date expenses have decreased approximately 1% from the prior year period due to the completion of several projects during the first quarter of this year.

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 29, 1997, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following seven persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 1998 and until their successors are elected and qualified.

        The tabulation of the votes cast for the election of the directors was as follows:

          Nominee                    Votes For       Votes Withheld
          -------                    ---------       --------------
     Richard D. Hamill               6,040,651         272,492
     Samual D. Anderson              6,153,958         159,185
     David S. Gordon                 6,153,128         160,015
     Reginald P. Jones               6,152,400         160,743
     James R. Phelps                 6,154,100         159,043
     Richard E. Schmidt              6,150,937         162,206
     David A. Thompson               6,153,786         159,357

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits: Exhibit 10.01: Business Loan Agreement between Hycor
                                           Biomedical Inc. and Tokai Bank of
                                           California.

                               Exhibit 27: Financial Data Schedule

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


                             HYCOR BIOMEDICAL INC.
                             ---------------------



Date:  August 14, 1997              By:   /s/ Armando Correa
                                         ---------------------------------------
                                         Armando Correa, Director of Finance

                                         (Mr. Correa is the Principal Accounting
                                         Officer and has been duly authorized to
                                         sign on behalf of the registrant.)

Exhibit List
------------
Exhibit No.                   Name of Exhibit                     Page Number
-----------                   ---------------                     -----------
10.01                Business Loan Agreement between
                     Hycor Biomedical Inc. and Tokai
                     Bank of California                               10-27

27.                  Financial Data Schedule                          28