Form 10-Q
period 1997-09-30
HYCOR BIOMEDICAL INC /DE/
filed 1997-11-14
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                     TO
                                        -------------------    -----------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at October 31, 1997
----------------------------                    --------------------------------
Common Stock, $.01 Par Value                                7,131,467

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,        December 31,
ASSETS                                                            1997                 1996
                                                              -------------        ------------
CURRENT ASSETS:                                                (unaudited)
  Cash and cash equivalents                                   $    662,565         $    631,404
  Investments                                                    2,009,066            4,732,585
  Accounts receivable, net of allowance for
   doubtful accounts of $76,934 and $101,191                     3,057,000            3,028,689
  Income tax receivable                                            527,989              409,242
  Inventories (Note 2)                                           4,306,588            3,922,543
  Prepaid expenses and other current assets                        535,768              602,533
  Deferred income tax benefit                                      881,570              491,000
                                                              ------------         ------------
      Total current assets                                      11,980,546           13,817,996
                                                              ------------         ------------
PROPERTY AND EQUIPMENT, at cost                                 12,543,636           11,437,612
  Less accumulated depreciation                                 (7,397,883)          (6,529,718)
                                                              ------------         ------------
                                                                 5,145,753            4,907,894
                                                              ------------         ------------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,035,509 and $870,110 (Note 3)               4,377,614            4,368,658
DEFERRED INCOME TAX BENEFIT                                        854,162              854,000
OTHER ASSETS                                                       180,061              329,373
                                                              ------------         ------------
      Total assets                                            $ 22,538,136         $ 24,277,921
                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $    990,634         $  1,053,400
  Accrued liabilities                                              691,549              726,474
  Accrued payroll expenses                                         674,484              580,089
  Current portion - long-term debt (Notes 3 & 4)                   753,164                   --
                                                              ------------         ------------
      Total current liabilites                                   3,109,831            2,359,963
                                                              ------------         ------------
Long-Term Debt (Notes 3 & 4)                                     2,158,427                   --
                                                              ------------         ------------
Total Liabilities                                                5,268,258            2,359,963
                                                              ------------         ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                      71,219               72,181
  Paid-in capital                                               12,212,177           12,605,636
  Retained earnings                                              5,423,867            9,232,541
  Accumulated foreign currency translation adjustments            (439,747)              31,275
  Unrealized losses on investments, net of tax benefit               2,362              (23,675)
                                                              ------------         ------------
      Total stockholders' equity                                17,269,878           21,917,958
                                                              ------------         ------------

      Total liabilities and stockholders' equity              $ 22,538,136         $ 24,277,921
                                                              ============         ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                            -----------------------------      ------------------------------
                                                                1997              1996              1997              1996
                                                            -----------      ------------      ------------      ------------
NET SALES                                                   $ 4,679,354      $  4,736,927      $ 14,126,566      $ 15,215,194
COST OF SALES                                                 2,207,826         2,254,307         6,484,235         6,866,042
                                                            -----------      ------------      ------------      ------------
      Gross profit                                            2,471,528         2,482,620         7,642,331         8,349,152
                                                            -----------      ------------      ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative                         2,263,600         2,096,017         6,538,894         6,602,541
  Research and development                                      775,042           734,118         2,112,540         2,080,032
  Acquired in-process research and development (Note 3)       3,300,000                --         3,300,000                --
                                                            -----------      ------------      ------------      ------------
                                                              6,338,642         2,830,135        11,951,434         8,682,573
                                                            -----------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                                      (3,867,114)         (347,515)       (4,309,103)         (333,421)


INTEREST EXPENSE (Note 4)                                        38,311                --            38,472                --
INTEREST INCOME                                                  51,103            93,141           195,406           310,476
FOREIGN EXCHANGE G/(L)                                           (4,326)           12,622            (6,324)           24,296
                                                            -----------      ------------      ------------      ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                                 (3,858,648)         (241,752)       (4,158,493)            1,351

PROVISION (BENEFIT) FOR INCOME TAXES                           (247,342)         (110,696)         (349,818)          (14,020)
                                                            -----------      ------------      ------------      ------------
NET INCOME (LOSS)                                           $(3,611,306)     $   (131,056)     $ (3,808,675)     $     15,371
                                                            ===========      ============      ============      ============

NET INCOME (LOSS) PER SHARE                                 $     (0.50)     $      (0.02)     $      (0.53)     $        0.0
                                                            ===========      ============      ============      ============

AVE. COMMON SHARES OUTSTANDING                                7,148,077         7,698,527         7,169,388         7,817,794

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                       ------------     -----------
  Net income (loss)                                                         $(3,808,675)     $    15,371
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             1,209,702        1,417,804
    Deferred income tax provision                                              (273,829)        (205,654)
    (Gain) Loss on foreign currency transactions                                  6,324          (24,296)
    (Gain) Loss on sale of assets                                                68,950           (1,024)
    Acquired In-Process R&D                                                   3,300,000               --
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                       434,521          596,040
      Income tax receivable                                                    (120,199)         101,591
      Inventories                                                              (255,882)        (242,571)
      Prepaid expenses and other current assets                                 416,031          255,441
      Accounts payable                                                         (759,411)        (133,525)
      Accrued liabilities                                                      (631,181)        (651,751)
      Accrued payroll expenses                                                   88,787         (415,319)
                                                                            -----------      -----------
          Total adjustments                                                   3,483,813          696,736
                                                                            -----------      -----------
    Net cash provided by (used in) operating activities                        (324,862)         712,107
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                          2,689,537        1,044,298
  Purchases of intangible assets                                               (187,656)          (8,799)
  Purchases of property, plant and equipment                                 (1,311,709)      (1,134,651)
  Business acquisitions, net of cash acquired                                (3,386,169)              --
  Direct costs of acquisition                                                  (224,646)              --
  Proceeds from sale of property and equipment                                   60,453               --
  Proceeds from collection of notes receivable                                  179,667           20,133
                                                                            -----------      -----------
    Net cash provided by (used in) investing activities                      (2,180,523)         (79,019)
                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                    2,813,821               --
  Principal payments on long-term debt                                           (7,648)              --
  Proceeds from issuance of common stock                                         73,159          130,204
  Purchases of Hycor common stock                                              (467,580)      (1,666,273)
                                                                            -----------      -----------
    Net cash provided by (used in) financing  activities                      2,411,752       (1,536,069)
                                                                            -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         124,794            7,755

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 31,161         (895,226)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  631,404        1,033,459
                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   662,565      $   138,233
                                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                           17,927               --
                            - income taxes                                  $    58,553      $   239,103

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.    BASIS OF PRESENTATION

            In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations and the cash flows for the three and nine-month periods ended September 30, 1997 and 1996.

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

2.    INVENTORIES

            Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at September 30, 1997 and December 31, 1996 consist of:

                                                             9/30/97           12/31/96
                                                             -------           --------
                   Raw materials                          $1,038,928         $  870,887
                   Work in process                         1,533,692          1,216,066
                   Finished goods                          1,733,968          1,835,590
                                                          ----------         ----------
                                                          $4,306,588         $3,922,543
                                                          ==========         ==========

3.    ACQUISITION

            On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group which are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. The shares pledged as security against the three year notes represent approximately 95% of the total outstanding shares of Cogent. The cash portion of the Cogent acquisition was partially financed through bank borrowings of $1,000,000. The Company also incurred direct costs of approximately $220,000 related to the acquisition.

            The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price to $254,000 of identified assets, $3,300,000 of acquired in-process research and development, and $148,000 of goodwill. The purchase price allocated to in-process research and development was charged to the Company's current operations. The portion of the purchase price allocated to goodwill is being amortized over 20 years on a straight line basis.

            The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease.

4.    LONG TERM DEBT

            In July 1997,the Company entered into a business loan agreement ("Agreement") with Tokai Bank establishing a two year secured line of credit of $2,000,000. The Agreement provides that the Company can borrow at a predetermined spread over the London Inter-Bank Offered Rate (LIBOR). The primary purpose of the Agreement was to provide financing for the Cogent acquisition and related costs.

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

      On September 30, 1996, the Company formed Hycor Biomedical SAS ("Hycor SAS") as a wholly owned subsidiary. Located in Paris, France, Hycor SAS will market allergy diagnostic products in France. Hycor SAS commenced direct commercial activities during the quarter ended September 30, 1997. Pre-tax losses, including start-up costs, for the quarter for this subsidiary were approximately $138,000.

      On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent"). Cogent is based in Edinburgh, Scotland. Cogent develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease. Cogent sales for its most recent fiscal year were approximately $1,400,000.

      The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. The Company decreased its working capital $2,587,318 as of September 30, 1997, compared to December 31, 1996. This decrease was primarily a result of the increased investment in PP&E, predominately related to the placement of HY-TEC(TM) Instruments ($1,312,000), the Company's stock repurchase program ($468,000), and the acquisition of Cogent. In July 1997, the Company entered into a business loan agreement ("Agreement") with Tokai Bank establishing a two year secured line of credit of $2,000,0000. The agreement provides that the Company can borrow at a predetermined spread over the London Inter-Bank Offered Rate (LIBOR). The primary purpose of the agreement was to provide financing for the Cogent acquisition and related costs. As of September 30, 1997, there was $1 million outstanding.

      During the three and nine-month periods ended September 30, 1997, sales decreased 1% and 7%, respectively, compared to the same periods last year. Revenue declines were due primarily to the loss of sales resulting from the 1995 Restructuring Plan and the related discontinued product lines. Revenues in 1996 from discontinued products were $606,000 for the quarter and $2,265,000 for the nine-month period. In addition, in periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales, cost, and net income. The stronger U.S. dollar in the third quarter 1997 and the nine months 1997 when compared to the corresponding 1996 periods resulted in lower reported sales of approximately 3% in both periods.

      Gross profit as a percentage of product sales increased for the quarter from approximately 52% to 53% and decreased from approximately 55% to 54% for the same period year-to-date due primarily to the addition of Cogent offset by the impact of the strengthening U.S. dollar.

      Selling, general and administrative expenses have increased approximately 8% for the quarter and decreased approximately 1% for the same period year-to-date. The cost increases for the quarter are primarily due to the inclusion in 1997 third quarter results of both Cogent and Hycor SAS. The decrease in the year-to-date period is primarily due to reduced expense levels at the Company's German subsidiary resulting from the completion, in 1996, of certain contractual obligations arising from the acquisition.

      Research and development costs for the three and nine-month periods ended September 30, 1997 have increased approximately 6% and 2%, respectively, compared to the same periods last year. This increase is due primarily to the inclusion of Cogent in 1997 results.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              Material Contracts Relating to Management Compensation Plans or
              Arrangements:

                Exhibit 10.1        Employment Agreement of Richard D. Hamill

                Exhibit 10.2        Employment Agreement of Mary J. Deal

                Exhibit 10.3        Employment Agreement of Reginald P. Jones

                Exhibit 10.4        Employment Agreement of Thomas M. Li

                Exhibit 10.5        Employment Agreement of Nelson F. Thune

                Exhibit 27          Financial Data Schedule

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

                                         HYCOR BIOMEDICAL INC.
                                         ---------------------


Date:  November 14, 1997                 By: /s/ Armando Correa
                                             -----------------------------------
                                             Armando Correa, Director of Finance

                                             (Mr. Correa is the Principal
                                             Accounting Officer and has been
                                             duly authorized to sign on behalf
                                             of the registrant.)

Exhibit List
------------
Exhibit No.                              Name of Exhibit                          Page Number
-----------                              ---------------                          -----------
10.1                       Employment Agreement of Richard D. Hamill                   10-18

10.2                       Employment Agreement of Mary J. Deal                        19-26

10.3                       Employment Agreement of Reginald P. Jones                   27-34

10.4                       Employment Agreement of Thomas M. Li                        35-42

10.5                       Employment Agreement of Nelson F. Thune                     43-50

27                         Financial Data Schedule                                     51