Form 10-K405
period 1997-12-31
HYCOR BIOMEDICAL INC /DE/
filed 1998-03-30
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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


                18800 Von Karman Avenue, Irvine, California 92612
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (714) 440-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)


            Transferable Warrants to Purchase Shares of Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $10,790,084.

        The number of shares of common stock of the registrant outstanding at March 19, 1998 was 7,200,003.

                       DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1997 in connection with the Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into
Part III in this report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Hycor Biomedical Inc. ("Hycor" or the "Company") was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing and marketing of medical diagnostic products throughout the United States and many foreign countries.

        On September 30, 1996, the Company formed Hycor Biomedical SAS ("Hycor SAS") as a wholly owned subsidiary. Located in Paris, France, Hycor SAS markets allergy diagnostic products in France. Business activity commenced during the third quarter of 1997.

        On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group which are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. The shares pledged as security against the three year notes represent approximately 95% of the total outstanding shares of Cogent. The cash portion of the Cogent acquisition was partially financed through bank borrowings of $1,000,000. The Company also incurred direct costs of approximately $244,000 related to the acquisition.

RESTRUCTURING PLAN

        During fiscal 1995, the Company determined that the business strategies that had successfully brought the Company from a start-up research organization to a profitable $25 million sales entity would no longer bring desired results in the changing diagnostic marketplace. To address these changes in the market place, the Company adopted a plan designed to focus on sales growth and divestitures of certain product lines (the "Restructuring Plan"). On July 27, 1995 the Company announced the Restructuring Plan as part of a strategic redirection in which the Company focuses on high potential clinical immunology sectors of the market, as well as urinalysis and hematology. Associated with the implementation of the Restructuring Plan were costs of $1,734,000 recorded in the fourth quarter. These costs arose from the divestiture and discontinuance of several product lines outside the new strategic direction (see note 12 to the consolidated financial statements). Consistent with implementation of the Plan, while some product lines have been sold or discontinued, new product development efforts have been accelerated. Additionally, marketing resources and sales programs are expanding with the goal of becoming a major competitive force in the markets the Company intends to focus on.

        As of December 31, 1996, the restructuring plan was essentially complete and the actual aggregate costs incurred were materially consistent with those anticipated.

        The total revenues related to the divested or discontinued product lines accounted for approximately 14% and 31% of the Company's total revenues in 1996 and 1995, respectively.

PRODUCTS

        As part of the strategic redirection taken in 1995, the Company focused a great deal of effort on the development of its HY-TEC(TM) automated immunoassay system. The system includes an instrument, software and test reagents. The "reagent rental" business, common to the diagnostic market, requires the placement of an instrument in users' laboratories that pay for the system over an agreed contract period by the purchase of test reagents. The Company's HY-TEC reagent rental program is similar in that instruments are placed in use with direct customers and paid for over an agreed contract period by the purchase of test reagents, but also includes the sale of instruments to distributors. The instruments which are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements. A successful launch of the HY-TEC 288 instrument, which is expected in the second quarter of 1998, will increase the Company's capital requirements in the future as the HY-TEC business continues to grow. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy these commitments and the needs of operations for the foreseeable future.

        The Company's allergy diagnostic product line, which accounted for approximately 29% (1996 and 1997) and 25% (1995) of total sales, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA ("radioimmunoassay") and EIA ("enzymatic immunoassays") procedures to test for specific allergies to more than 500 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company's products permit a physician to diagnose allergies by testing a sample of the patient's blood for the presence of the specific IgE or IgG antibody which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, the Company markets the HY-TEC 480 automated diagnostic system. The HY-TEC 480 instrument provides clinical laboratories with significant productivity capabilities. Initial marketing efforts were focused on Europe, which is the largest market for in-vitro allergy tests. Over the last two years the Company has been working with Vital Scientific NV of Dierin, Netherlands to develop a second HY-TEC instrument in order to address a larger segment of the allergy marketplace. This instrument, the HY-TEC 288 is expected to be launched in the second quarter of 1998.

        The KOVA(TM) Microscopic Urinalysis System is its largest product line accounting for approximately 46% (1996 and 1997) and 35% (1995) of its total sales. The KOVA System provides laboratories with the capability to perform reliable, uniform microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

        Hematology controls are a group of chemistry controls which are part of the quality control system required to be in place in all clinical laboratories to insure that the methodology being used is correct and the results are accurate, precise and reproducible. In August 1993 the Company introduced a new line of hematology controls and calibrators. These products are usable on all hematology analyzers and have a shelf life twice as long as most competitive products. In March, 1995 the Company received clearance from the Food and Drug Administration to market the first commercially produced Erythrocyte Sedimentation Rate (ESR) Control. This ESR Control can be used with most manual and automated ESR methods in the market today.

SALES AND MARKETING

        The Company's products, which are used primarily by two markets, the clinical laboratory and certain specialty physicians, are sold through several channels. In the United States, the Company's product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to three major U.S. distributors, Allegiance Healthcare Corporation, Fisher Scientific and Polymedco Inc. The allergy product line is sold directly to the end user through a direct sales force.

        In foreign countries the Company's products are sold primarily through a network of independent distributors. The Company sells its allergy products to the German market through a direct sales force. With the formation of Hycor SAS in 1996, the Company commenced direct sales of its allergy products in France during 1997.

        Export sales (all to unaffiliated customers) accounted for $2,782,000 or 14% of product sales in 1997; $3,319,000 or 17% of product sales in 1996 and $4,231,000 or 17% of product sales in 1995. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,843,000 in 1997, $5,660,000 in 1996 and $6,909,000 in
1995.

        The Company's two largest distributors, Allegiance Healthcare Corporation and Fisher Scientific, accounted for 18% and 12% of net product sales in 1997; 19% and 15% in 1996 and 18% and 12% in 1995, respectively. A loss of one or more of these distributors could significantly affect sales. However, there are other national, regional and foreign clinical laboratory products distributors, as well as the Company's sales force, that could market the Company's products.

        The Company did not have a significant backlog of orders at December 31, 1997 and December 31, 1996. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company's business.

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

        Total research and development expenditures were $2,889,000 $2,729,000, and $2,594,000 for 1997, 1996 and 1995, respectively.

GOVERNMENT REGULATIONS

        The Company is registered as a manufacturer of medical devices and a licensed biological manufacturer with the Food and Drug Administration ("FDA"). To comply with FDA requirements, the Company must manufacture its products in conformance with the FDA's medical device Good Manufacturing Practice regulations. The Company's existing products are also subject to certain pre-market notification requirements of the FDA.

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

        In September 1992, regulations implementing the Clinical Laboratories Improvement Amendments of 1988 (CLIA), providing for certification procedures and requirements for laboratories, became fully effective. The impact of CLIA has reduced the sales of the Company's allergy diagnostic products to physician office laboratories, as the testing has shifted toward the larger clinical laboratory. The HY-TEC automated diagnostic system was designed to meet the needs of these larger laboratories.

        Compliance with federal, state and local regulations relating to environmental matters is not expected to have a material effect upon capital expenditures, earnings or the competitive position of the Company.

COMPETITION

        The Company competes in several segments of the diagnostic market. The KOVA Microscopic Urinalysis System has significant competition from at least two national diagnostic product manufacturing and distribution companies that market supplies that perform similar functions. Management believes that the Company is the leading supplier of standardized microscopic urinalysis systems. The hematology line of controls and calibrators has four primary competitors. A substantial number of the Company's competitors are larger and have greater resources than the Company.

        Pharmacia, Inc. and Sanofi Pasteur, whose products compete with the Company's allergy diagnostic products, have substantially greater resources as well as established positions in the allergy testing market.

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

EMPLOYEES

        As of February 28, 1998, the Company had approximately 196 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are satisfactory.


ITEM 2.  PROPERTIES

        At December 31, 1997, the Company had four separate facilities.

        1) The Company's corporate headquarters, principal administrative and marketing facility is located in a leased 18,000 square foot building at 18800 Von Karman Avenue, Irvine, California. The lease has a seven and one-half year term ending on December 31, 2000. The Company has the option to renew the lease for an additional five year period. The Company plans to consolidate the Irvine operations into the Garden Grove facility during 1998. In executing this plan, the Company expects to sub-lease the Irvine facility with no significant impact to operating results.

        2) The Company leases a two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2002. The Company has the option to extend the lease term for an additional five-year period. The Company uses this facility, which contains approximately 76,000 square feet, for laboratory, manufacturing and storage purposes.

        3) The Company leases a free standing building located at Otto-Hahn Stra(beta)e 16, 34123 Kassel, Germany. The lease has a ten year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution and administrative functions of Hycor GmbH.

        4) The Company owns a facility located on approximately one acre of land at 217 Read Street, Portland, Maine. The facility consists of three connected brick buildings which were built approximately 36 years ago. The buildings have an aggregate space of approximately 70,000 square feet which can be used for office, laboratory, manufacturing and storage purposes. The Company is currently leasing the facility to a third party. The lease has a five year term ending on October 31, 1998. The Company intends to sell the facility when market conditions for real estate in this area improve.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1997, there were no matters submitted to a vote of security holders.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

        Hycor Biomedical Inc.'s common stock trades on The Nasdaq Market System under the symbol HYBD. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns or commissions.


Year Ended                             High                      Low
--------------------------------------------------------------------
December 31, 1996
   1st Quarter                        5-1/4                    4-3/8
   2nd Quarter                        5-3/8                    4-1/4
   3rd Quarter                        4-3/4                    3-3/4
   4th Quarter                        4                        2-1/2
December 31, 1997
   1st Quarter                        3-1/2                    2-1/4
   2nd Quarter                        2-3/4                    1-3/8
   3rd Quarter                        2-1/2                    1-7/8
   4th Quarter                        2-1/2                    1-3/8

There were 1,110 shareholders of record as of March 20, 1998. No dividends have been paid to stockholders since the Company was founded, the Company has no current intentions of paying cash dividends in the foreseeable future, and the Company's new bank line of credit precludes payment of any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)


                                        1997(a)        1996       1995(b)       1994       1993
-------------------------------------------------------------------------------------------------
OPERATING RESULTS

  Net sales                            $ 19,289      $ 20,084   $  25,185     $ 25,897   $ 24,213
  Net income (loss)                    $ (4,254)     $     17   $     131     $  2,833   $  2,275
  Basic and diluted
   earnings per share                  $   (.60)     $    .00   $     .02     $    .34   $    .27

FINANCIAL POSITION

  Working capital                      $  8,433      $ 11,458    $ 13,615     $ 13,322   $ 15,736

  Net property and
   equipment                           $  5,243      $  4,908    $  4,727     $  6,419   $  6,094

  Total assets                         $ 11,301      $ 24,278    $ 27,575     $ 29,000   $ 27,061

  Long-term debt                       $  2,240      $     --    $     --     $     --   $     --

Total
   Stockholders' equity                $ 16,814      $ 21,918    $ 24,339     $ 26,169   $ 24,316

  (a) 1997 results included the acquired in-process research and development write-off of $3,300 related to the acquisition of Cogent. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the Consolidated Financial Statements.

  (b) 1995 results include net costs of implementing the Company's Restructuring Plan amounting to $1,734. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the Consolidated Financial Statements.

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

        Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

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

        The aggregate costs of the Plan included $2,371,000 of disposal costs and write-offs of inventories, the value of which had been impaired by the Company's decision to discontinue the related product lines and liquidate all remaining inventories, $514,000 of costs related to the write down of fixed assets impaired by downsizing and discontinuance of related product lines, and $335,000 related to facility closure and other costs. These costs were offset by estimated gains on the sale of certain product lines amounting to $1,486,000. The net $1,734,000 cost of implementing the Plan was allocated to cost of sales ($473,000), selling, general and administrative expenses ($192,000), and restructuring charges ($1,069,000) in the accompanying consolidated statements of income for the year ended December 31, 1995. As of December 31, 1996, the Plan was essentially complete, and the actual aggregate costs incurred were materially consistent with those anticipated.

        As part of the Plan, the Company has divested and discontinued several product lines. The total revenues related to the divested or discontinued product lines accounted for approximately 14% and 31% of the Company's total revenues in 1996 and 1995, respectively.

ACQUISITION

        On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group which are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. The shares pledged as security against the three year notes represent approximately 95% of the total outstanding shares of Cogent. The cash portion of the Cogent acquisition was partially financed through bank borrowings of $1,000,000. The Company also incurred direct costs of approximately $244,000 related to the acquisition.

        The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease.

        The pro-forma results of operations computed as if Cogent had been purchased January 1, 1996 would not be materially different from actual reported results of operations.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996 Overall, 1997 sales decreased 4% compared to 1996. Revenue declines were due to loss of sales resulting from the Plan and the related discontinued product lines. 1997 sales of these products were $300,000 compared to $2,500,000 in 1996. These revenue losses were partially offset by $768,000 of revenues generated by Cogent since the date of acquisition and growth in the other continuing product lines. Additionally, our revenue is affected by continued pressures in the health care industry for cost controls and a decline in domestic allergy product sales as the market continues to shift from the doctor's office to larger laboratories. These pricing pressures are expected to continue in the future.

        Gross profit as a percentage of sales decreased from 54.5% in 1996 to 51.9% in 1997 due primarily to the lower margins of our German operation and continued pricing pressures from our customers.

        Selling, general and administration expenses increased in 1997 over 1996 $257,000 due primarily to the inclusion of approximately $433,000 of these costs at Cogent since its acquisition in July 1997, and at the Company's new subsidiary in France.

        Research and development costs increased $161,000 (14% of sales in 1996 versus 15% in 1997) primarily due to the direct costs incurred for the HY-TEC 288 instrument development program. As part of the acquisition of Cogent, the Company allocated a significant portion of the purchase price to acquired in-process research and development which it charged against current operations (see note 3 to the consolidated financial statements).

        Interest income decreased $167,000 over prior year due to lower average monthly balances in cash and investments during the year as compared to 1996. Interest expense was $86,000 in 1997 as the Company incurred debt for the purchase of Cogent.

        The benefit from income taxes increased substantially from $6,000 to $685,000 due to higher losses in 1997. The acquired in process R & D expense write-off of $3,300,000 was not tax deductible.

        The Company has made considerable investments over the last three years in completing the Plan, developing new products and building an international selling organization in order to position for greater future growth than we could have expected otherwise. 1998 should show the results of these efforts with increased sales growth and a return to profitability.

1996 COMPARED TO 1995 1996 sales decreased 20% compared to 1995. Revenue declines were due to loss of sales resulting from the Plan and the related discontinued product lines. This decline can also be attributed to continued pressures in the health care industry for cost controls and a decline in domestic allergy product sales as the market continues to shift from the doctors office to larger laboratories.

        Gross profit as a percentage of sales improved from 52.6% in 1995 to 54.5% in 1996 due primarily to the $473,000 cost from the Plan included in cost of goods sold in 1995.

        Selling, general and administration expenses decreased $1,183,000 due to the effects of implementing the Plan in 1995 partially offset by increased marketing expenses (17% of sales in 1995 versus 23% in 1996) also as contemplated in the Plan.

        Research and development costs increased $134,000 (10% of sales in 1995 versus 14% in 1996) primarily due to the direct cost incurred as a result of the Plan which included expanding R&D programs.

        Interest income increased $81,000 over prior year due to higher average monthly balances in cash and investments during the year as compared to 1995. Funds generated in December of 1995 from the disposition of certain assets as part of the plan were invested and increased average balances for most of 1996.

        The gain on foreign currency transaction of $27,000 for the year ended December 31, 1996, a decrease of $161,000 over prior year, relates principally to reductions in the underlying transactions and balances.

        The provision (benefit) for income taxes decreased substantially from 51% to (57)% of income due to utilization of tax credits (see note 8 to the consolidated financial statements).

FINANCIAL CONDITION

        In April 1993, January 1994, September 1995 and September 1996 the Board of Directors authorized the repurchase of up to an aggregate of 2,440,000 shares of the Company's outstanding common stock. As of December 31, 1997, 2,019,000 shares had been purchased at a cost of $8,314,000. The Company's working capital decreased $3,025,000 from December 31, 1996 to December 31, 1997. The decrease was primarily a result of the increased investment in property, plant & equipment, predominately related to purchases of HY-TEC instruments ($1,540,000), the Company's stock repurchase program ($468,000), and the acquisition of Cogent.

        The Company's principal capital commitments are for lease payments under non-cancelable operating leases and note payments related to the acquisition of Cogent. Additionally, the HY-TEC business requires the purchase of instruments which in many cases are placed in use in laboratories of the Company's direct customers and paid for over an agreed contract period by the purchase of test reagents. This "reagent rental" sales program, common to the diagnostic market, creates negative cash flows in the initial years. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy these commitments and the needs of operations for the foreseeable future.

        The Company has a line of credit which provides for borrowings of up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At December 31, 1997, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 1997 the Company's interest rate was 8.25%.

        The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 1997, the Company was not in compliance with the minimum tangible net worth required but obtained a waiver from the bank. Subsequent to December 31, 1997, the bank modified the restrictive covenants, bringing the Company into full compliance. The Company believes it will be able to meet the modified requirements in or obtain an applicable waiver through the remainder of the credit term.

        In addition, the Company has outstanding notes in the amount of $1,574,000. These notes were issued to the seller group in executing the acquisition of Cogent. The notes are secured by individual Share Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments commencing in July, 1998 (see note 3 to consolidated financial statements).

YEAR 2000 ISSUES

        The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing computer software to programs that will consistently and properly recognize the year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant, and the Company expects to complete the project in early 1999. Management believes that the year 2000 issue will not pose significant operational problems or have a material adverse impact on the Company's financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

        In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographical areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.


PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following documents are filed as part of this report:


                                                             Page Number
                                                             -----------
    Independent Auditors' Report                              16
    Consolidated Balance Sheets as of                         17-18
        December 31, 1997 and 1996
    Consolidated Statements of Operations                     19
        for the years ended December 31,
        1997, 1996 and 1995
    Consolidated Statements of Stockholders'                  20
        Equity for the years ended December 31,
        1997, 1996 and 1995
    Consolidated Statements of Cash                           21-22
        Flows for the years ended December 31,
        1997, 1996 and 1995
    Notes to Consolidated Financial Statements                23-32

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Hycor Biomedical Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at Item 14 (a)1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 13, 1998

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

              ASSETS                                            1997             1996
              ------                                        ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    814,908    $    631,404
  Investments  (Note 4)                                        1,490,192       4,732,585
  Accounts receivable, net of allowance for
    doubtful accounts of $120,684 and
    $101,191 in 1997 and 1996, respectively                    3,312,857       3,028,689
  Income tax receivable (Note 8)                                 808,792         409,242
  Inventories (Note 5)                                         3,772,777       3,922,543
  Prepaid expenses and other current assets                      562,879         602,533
  Deferred income tax asset (Note 8)                             917,000         491,000
                                                            ------------    ------------
      Total current assets (Note 6)                           11,679,405      13,817,996
                                                            ------------    ------------
PROPERTY AND EQUIPMENT, at cost (Note 6) :
  Land and buildings                                           1,432,639       1,432,639
  Leasehold improvements                                       1,706,625       1,664,580
  Machinery and equipment                                      7,128,263       5,937,881
  Furniture, fixtures and office equipment                     2,334,628       2,402,512
                                                            ------------    ------------
                                                              12,602,155      11,437,612

  Accumulated depreciation and amortization                   (7,358,809)     (6,529,718)
                                                            ------------    ------------
  Property and equipment, net                                  5,243,346       4,907,894
                                                            ------------    ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $1,101,528 and
  $870,110 in 1997 and 1996, respectively (Notes 3 and 8)      4,363,971       4,368,658
DEFERRED INCOME TAX ASSET (Note 8)                               854,000         854,000
OTHER ASSETS                                                     160,174         329,373
                                                            ------------    ------------
      Total assets                                          $ 22,300,896    $ 24,277,921
                                                            ============    ============

                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

    LIABILITIES AND STOCKHOLDERS' EQUITY                             1997            1996
    ------------------------------------                         ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                               $  1,247,642    $  1,053,400
  Accrued liabilities                                                 774,177         726,474
  Accrued payroll expenses                                            613,698         580,089
  Current Portion - Debt                                              611,159            --
                                                                 ------------    ------------
      Total current liabilities                                     3,246,676       2,359,963
                                                                 ------------    ------------

Long -Term Debt (Note 6)                                            2,240,240            --
                                                                 ------------    ------------
Total Liabilities                                                   5,486,916       2,359,963
                                                                 ------------    ------------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (Notes 7 and 9):
  Preferred stock, $.01 par value;
    authorized - 3,000,000 shares;
    none outstanding                                                     --              --
  Common stock, $.01 par value;
    authorized - 20,000,000 shares;
    issued and outstanding: 7,156,954
    shares in 1997 and 7,218,063 shares in 1996                        71,570          72,181
  Paid-in capital                                                  12,271,207      12,605,636
  Retained earnings                                                 4,978,890       9,232,541
  Accumulated foreign currency translation adjustments               (507,804)         31,275
  Unrealized gains (losses) on investments, net of tax benefit            117         (23,675)
                                                                 ------------    ------------
      Total stockholders' equity                                   16,813,980      21,917,958
                                                                 ------------    ------------
      Total liabilities and stockholders' equity                 $ 22,300,896    $ 24,277,921
                                                                 ============    ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    1997            1996            1995
                                                ------------    ------------    ------------
NET SALES (Note 11)                             $ 19,288,537    $ 20,083,610    $ 25,184,742
COST OF SALES (Note 12)                            9,286,564       9,145,300      11,947,276
                                                ------------    ------------    ------------
      Gross profit                                10,001,973      10,938,310      13,237,466
                                                ------------    ------------    ------------
OPERATING EXPENSES:
  Selling, general and
    administrative (Note 12)                       8,885,984       8,628,939       9,812,090
  Research and development                         2,889,393       2,728,796       2,594,468
  Restructure charge (Note 12)                          --              --         1,069,301
  Acquired In-process R&D (Note 3)                 3,300,000            --              --
                                                ------------    ------------    ------------
                                                  15,075,377      11,357,735      13,475,859
                                                ------------    ------------    ------------
OPERATING LOSS                                    (5,073,404)       (419,425)       (238,393)

INTEREST EXPENSE                                     (85,796)           --              --
INTEREST INCOME                                      236,000         403,314         321,765
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS         (15,451)         26,663         187,878
                                                ------------    ------------    ------------
INCOME  (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                      (4,938,651)         10,552         271,250

PROVISION (BENEFIT) FOR INCOME TAXES (Note 8)       (685,000)         (6,000)        140,000
                                                ------------    ------------    ------------
NET INCOME (LOSS)                               $ (4,253,651)   $     16,552    $    131,250
                                                ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)   $       (.60)   $        .00    $        .02
                                                ============    ============    ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                    Common Stock                                      Accumulated
                                    ------------                                   Foreign Currency   Unrealized
                                      Number of     Par     Paid-in      Retained     Translation     Investment
                                       Shares      Value    Capital      Earnings     Adjustments   Gains (Losses)     Total
                                    ----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995            8,226,895   $82,269  $16,971,456   $9,084,739     $ 144,138      $(113,284)  $26,169,318
ISSUANCE OF COMMON STOCK,
  PRINCIPALLY UNDER EMPLOYEE
  BENEFIT PLANS, including
  related income tax benefits
  (Note 9)                               92,174       922      293,836           --            --             --       294,758
COMMON STOCK PURCHASED                 (588,778)   (5,888)  (2,508,216)          --            --             --    (2,514,104)
TAX BENEFITS FROM EXERCISE OF
  COMMON STOCK OPTIONS                       --        --       49,610           --            --             --        49,610
NET INCOME                                   --        --           --      131,250            --             --       131,250
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT (Note 2)                        --        --           --           --       110,307             --       110,307
NET UNREALIZED INVESTMENT
  GAINS, net of tax (Note 2)                 --        --           --           --            --         98,327        98,327
                                    ----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995          7,730,291    77,303   14,806,686    9,215,989       254,445        (14,957)   24,339,466

ISSUANCE OF COMMON STOCK,
  PRINCIPALLY UNDER EMPLOYEE
  BENEFIT PLANS, including
  related income tax benefits
  (Note 9)                               76,672       767      178,452           --            --             --       179,219
COMMON STOCK PURCHASED                 (588,900)   (5,889)  (2,379,502)          --            --             --    (2,385,391)
NET INCOME                                   --        --           --       16,552            --             --        16,552
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT (Note 2)                        --        --           --           --      (223,170)            --      (223,170)
NET UNREALIZED INVESTMENT
  LOSSES, net of tax (Note 2)                --        --           --           --            --        (8,718)        (8,718)
                                    -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996          7,218,063    72,181   12,605,636    9,232,541        31,275       (23,675)    21,917,958

ISSUANCE OF COMMON STOCK,
  PRINCIPALLY UNDER EMPLOYEE
  BENEFIT PLANS, including
  related income tax benefits
  (Note 9)                               95,291       953      131,587           --            --             --       132,540
COMMON STOCK PURCHASED                 (156,400)   (1,564)    (466,016)          --            --             --      (467,580)
NET LOSS                                     --        --           --   (4,253,651)           --             --    (4,253,651)
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT (Note 2)                        --        --           --           --      (539,079)            --      (539,079)
NET UNREALIZED INVESTMENT
  LOSSES, net of tax (Note 2)                --        --           --           --            --         23,792        23,792
                                    ==============================================================================================
BALANCE AT DECEMBER 31, 1997          7,156,954   $71,570  $12,271,207   $4,978,890     $(507,804)       $   117   $16,813,980
                                    ==============================================================================================


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997           1996           1995
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $(4,253,651)   $    16,552    $    131,250
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
    Depreciation and amortization                         1,626,731      1,765,099      2,168,151
    Deferred income tax provision                          (318,000)       676,000       (569,000)
    Loss on disposition of property,
       equipment, and other intangibles                        --             --          522,092
    Gain on sale of subsidiary                                 --             --       (1,286,427)
    Gain on foreign currency transactions                      --          (26,663)      (187,878)
    Acquired in-process R & D write-off                   3,300,000           --             --
    Change in assets and liabilities, net
      of effects of acquisitions, dispositions
      and foreign currency adjustments
      Accounts receivable                                   136,990        606,034        350,152
      Income tax receivable                                (409,317)      (352,792)       287,385
      Inventories                                           264,986         (4,128)     1,634,932
      Prepaid expenses and other current assets            (177,356)        82,697          7,763
      Other assets                                          169,199         11,050            376
      Accounts payable                                     (427,346)        89,246        (27,676)
      Accrued liabilities                                  (546,274)      (512,684)       379,355
      Accrued payroll expenses                               29,755       (418,744)       198,279
                                                        -----------    -----------    -----------
          Total adjustments                               3,649,368      1,915,115      3,477,504
                                                        -----------    -----------    -----------
    Net cash provided by (used in) operating
      activities                                           (604,283)     1,931,667      3,608,754
                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                     --             --       (4,119,291)
  Proceeds from sales of investments                      3,200,842      1,543,046        313,279
  Purchases of property, plant and equipment             (1,540,242)    (1,623,192)    (1,496,707)
  Purchases of intangible assets                           (118,167)       (33,344)       (35,611)
  Direct costs of acquisition                              (244,066)       (38,666)       (35,939)
  Proceeds from collection of notes receivable              207,839         27,308         25,992
  Business acquisitions, net of cash acquired            (1,391,515)          --             --
  Proceeds from sale of business                               --             --        3,325,275
                                                        -----------    -----------    -----------
    Net cash provided by (used in) investing activities     114,691       (124,848)    (2,023,002)
                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                1,000,000           --             --
  Principal payments on long-term debt                      (23,168)          --             --
  Proceeds from issuance of common stock                    132,540        179,219        344,368
  Purchases of Hycor common stock                          (467,580)    (2,385,391)    (2,514,104)
                                                        -----------    -----------    -----------
    Net cash provided by (used in) financing activities     641,792     (2,206,172)    (2,169,736)
                                                        -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      31,304         (2,702)       212,906
                                                        -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            183,504       (402,055)      (371,078)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                631,404      1,033,459      1,404,537
                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $   814,908    $   631,404    $ 1,033,459
                                                        ===========    ===========    ===========

                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       1997             1996           1995
                                                                  -----------        ---------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                            $    64,908               --              --
                            - income taxes                        $    63,832        $ 330,650      $1,811,199

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
During 1997, the Company acquired certain businesses in
   transactions summarized as follows (Note 2):
     Fair value of assets acquired                                $ 1,214,776        $      --      $       --
                                                                                                            --
     Acquired in-process research and development                   3,300,000               --              --
     Issuance of notes payable to previous owners                  (1,573,779)              --              --
     Cash paid net of cash acquired                                (1,391,515)              --              --

                                                                  -----------        ---------      ----------
        Liabilities assumed, including costs of acquisition       $ 1,549,482        $      --      $       --
                                                                  ===========        =========      ==========

Reduction of goodwill and accrued income taxes payable
   due to utilization of Ventrex acquired net operating
   losses, credit carry-forwards and other timing differences     $        --        $  57,000      $  287,385
                                                                  ===========        =========      ==========

Reduction of goodwill and increase in deferred income tax
benefit due to
change in valuation allowance                                     $        --        $      --      $  269,843
                                                                  ===========        =========      ==========

                 See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995

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

FOREIGN CURRENCY The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

CASH EQUIVALENTS Cash equivalents are deemed to be highly liquid investments with an original maturity of three months or less.

INVESTMENTS The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, marketable equity and debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of stockholders' equity, net of tax, until realized.

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

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks and license fees which are recorded at cost. Goodwill is amortized over 10 to 20 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 15 years. The Company assesses the recoverability of goodwill and other intangible assets at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows.

OTHER ASSETS Other assets consist primarily of notes receivable and long-term deposits.

STOCK BASED COMPENSATION The Company accounts for stock based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for stock issued to employees."

INCOME TAXES The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and tax reporting purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.

REVENUE RECOGNITION Revenue on product sales is recognized when products are shipped.

EARNINGS PER SHARE As of December 31. 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings per Share (EPS), ("SFAS No. 128"). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's historical earnings per share computation. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128. Common stock equivalents have been excluded from the calculation of diluted EPS in loss years as the impact is anti-dilutive. Basic earnings per share approximates diluted earnings per share for each period represented. The numbers of shares used in computing earnings per share are as follows:


                                      1997                1996               1995
---------------------------------------------------------------------------------
Weighted average number
 of shares outstanding             7,134,077         7,598,969          8,208,218
Common stock equivalents                 N/A           124,386             49,805
---------------------------------------------------------------------------------
                                   7,134,077         7,723,355          8,258,023
=================================================================================

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

RECLASSIFICATIONS Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

NEW ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographical areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

NOTE 3:  ACQUISITION

On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group which are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. The shares pledged as security against the three year notes represent approximately 95% of the total outstanding shares of Cogent. The cash portion of the Cogent acquisition was partially financed through bank borrowings of $1,000,000. The Company also incurred direct costs of approximately $244,000 related to the acquisition.

The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price less net book value acquired to $254,000 of identified intangible assets, $3,300,000 of acquired in-process research and development, and $138,000 of goodwill. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed in accordance with Interpretation 4 of Accounting Principles Board (APB) Opinion 16.

The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease.

The pro-forma results of operations computed as if Cogent had been purchased January 1, 1996 would not be materially different from actual reported results of operations.

NOTE 4:  INVESTMENTS

Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within two to five years. As of December 31, 1997, such investments cost and fair value were $1,490,192 and $1,489,999, respectively. As of December 31, 1996, the cost and fair value were $4,771,397 and $4,732,585, respectively.

Gross unrealized holding gains at December 31, 1997 and 1996 were $1,974 and $3,406, offset by unrealized holding losses of $1,781 and $42,218, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. During 1997, the Company sold investments with an aggregate book value of $3,241,033 for total cash proceeds of $3,200,842, resulting in a net realized loss of $40,191. During 1996, the Company sold investments with an aggregate book value of $1,558,911 for total cash proceeds of $1,543,046, resulting in a net realized loss of $15,865.

NOTE 5:  INVENTORIES

Inventories at December 31, 1997 and 1996 consisted of:


                                            1997               1996
----------------------------------------------------------------------
Raw materials                            $1,141,205        $   870,887
Work in process                           1,280,960          1,216,066
Finished goods                            1,350,612          1,835,590
----------------------------------------------------------------------
                                         $3,722,777         $3,922,543
======================================================================


NOTE 6:  LONG TERM DEBT

The Company has a line of credit which provides for borrowings up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At December 31, 1997, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 1997 the Company's interest rate was 8.25%.

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 1997, the Company was either in compliance with such covenants or had obtained applicable waivers.

The Company has outstanding notes in the amount of $1,574,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD (Cogent). The notes are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments commencing in July, 1998 (see note 3 to consolidated financial statements). In addition, one of the Company's foreign subsidiaries has long term debt, payable to financial institutions, aggregating $277,000 with weighted average interest rate of approximately 9%.

NOTE 7:  STOCKHOLDERS' EQUITY

In 1991 the Company had issued 728,000 warrants to purchase shares of common stock. At December 31, 1997, 496,232 warrants were outstanding, all of which are exercisable. Each warrant represents the right to purchase one share of the Company's common stock at $12.21 per share and expires in August 1998.

NOTE 8:  INCOME TAXES

The (benefit) provision for income taxes consists of the following:

                                                      1997              1996               1995
------------------------------------------------------------------------------------------------
Current:
  Federal                                        $   70,000          $(351,000)       $  307,000
  State                                             (54,000)             4,000           181,000
  Foreign                                          (383,000)          (335,000)          221,000
------------------------------------------------------------------------------------------------
  Total                                            (367,000)          (682,000)          709,000
------------------------------------------------------------------------------------------------
Deferred:
  Federal                                          (276,000)           648,000          (395,000)
  State                                             (42,000)           (44,000)         (174,000)
  Foreign                                               --              72,000                --
-------------------------------------------------------------------------------------------------
  Total                                            (318,000)           676,000          (569,000)
-------------------------------------------------------------------------------------------------
                                                  $(685,000)         $  (6,000)        $ 140,000
=================================================================================================

A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                                       1997             1996               1995
------------------------------------------------------------------------------------------------
Provision computed at federal
 statutory rate                                 $(1,728,000)       $   4,000          $  95,000
Increase (decrease) resulting from:
 State taxes, net                                   (63,000)         (26,000)             5,000
 In-Process R & D                                 1,155,000               --                 --
 Foreign tax rate differential                      (52,000)          (2,000)            54,000
 Research and development credits                  (110,000)         (75,000)           (58,000)
 Foreign sales corporation                          (12,000)         (35,000)           (26,000)
 Amort.of goodwill and trademarks                    49,000           46,000             57,000
 Meals and entertainment                             17,000           15,000             15,000
 Other                                               59,000           67,000             (2,000)
------------------------------------------------------------------------------------------------
                                                $  (685,000)        $  (6,000)         $140,000
================================================================================================

The components of the Company's deferred income tax benefit as of December 31, 1997 and 1996 are as follows:


                                                                        1997               1996
------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                                $      21,000          $  39,000
Inventory reserves                                                   104,000            363,000
Depreciation                                                        (264,000)          (223,000)
Currently non-deductible accruals                                     53,000             75,000
Tax credits                                                          507,000            348,000
Net operating loss carry-forwards                                  2,798,000          1,961,000
Deferred state taxes                                                (122,000)          (110,000)
Restructuring reserve                                                     --            246,000
Capital loss carry-forwards                                           17,000              7,000
Unrealized foreign exchange gain                                     (65,000)           (65,000)
Bond market valuation                                                  9,000
Other                                                                 27,000                 --
------------------------------------------------------------------------------------------------
        Subtotal                                                   3,076,000          2,650,000

Valuation allowance                                               (1,305,000)        (1,305,000)
------------------------------------------------------------------------------------------------
Total                                                            $ 1,771,000         $1,345,000
================================================================================================

The financial statement benefit from the utilization of acquired net operating losses is being accounted for as a reduction of goodwill in the year utilized until the corresponding goodwill is reduced to zero, at which point any additional benefit will be accounted for as a reduction of income tax expense. In 1996, goodwill was reduced by approximately $57,000 as a result of utilization of net operating losses. During 1996, it was determined that due to statutory limitations on the ability to utilize acquired net operating losses, approximately $10 million and $1.6 million of federal and state net operating loss carry-forwards, respectively, would expire prior to being utilized. Accordingly, deferred taxes and the corresponding valuation allowance were reduced by approximately $5 million.

As of December 31, 1997, the Company has net operating loss carry-forwards of approximately $7.6 million and $1.2 million in federal and state, respectively, currently expiring on an annual basis. Utilization of the net operating losses has been limited to approximately $892,000 per year by Internal Revenue Code
Section 382.

NOTE 9:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS At December 31, 1997, the Company had reserved 1,559,316 shares of common stock for issuance to employees and directors under five stock option plans. Options are generally granted at fair market value and become exercisable over periods of up to ten years. These options generally expire 10 years from the date of grant.

Option activity under the plans is as follows:

                                                                                   Weighted
                                                                                   Average
                                                                    Number of      Exercise
                                                                     Shares         Price
-----------------------------------------------------------------------------------------------
Outstanding, January 1, 1995                                         1,035,373       $3.84
Granted (Weighted average fair value of $1.88)                         218,500        3.36
Exercised                                                               55,557        1.42
Canceled                                                                99,500        4.97
                                                                   ------------
Outstanding, December 31, 1995 (729,317                              1,098,816        3.77
  exercisable at a weighted average price
  of $4.00)
Granted (Weighted average fair value                                   635,500        4.63
  of $1.88)
Exercised                                                               49,000        1.56
Canceled                                                               211,500        2.69
                                                                   ------------
Outstanding, December 31, 1996 (728,607                              1,473,816        4.37
  exercisable at a weighted average price
  of $4.13)
Granted (weighted average fair value                                   125,000        2.66
  of $1.06)
Exercised                                                               62,000        1.57
Canceled                                                               188,500        4.34
                                                                   ------------
Outstanding, December 31, 1997                                       1,348,316        4.34
                                                                   ============

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                 Options Outstanding                       Options Exercisable
                                        Remaining          Avg.                             Avg.
    Range of           Number       Contractual Life     Exercise          Number         Exercise
Exercise Prices     Outstanding           (yrs)            Price        Exercisable         Price
---------------------------------------------------------------------------------------------------
$1.13 - 3.00          217,549             3.9             $2.01            138,549        $1.75
 3.41 - 4.50          213,934             7.1              4.23            171,601         4.22
 4.63 - 4.89          777,833             8.2              4.68            227,916         4.79
 5.75 - 6.63          139,000             4.8              6.26            139,000         6.26
---------------------------------------------------------------------------------------------------
$1.13 - 6.63        1,348,316             6.1              4.34            677,066         4.33


At December 31, 1997, 211,000 shares were available for grant.

STOCK PURCHASE PLAN The Company has reserved 191,380 shares of its common stock for issuance to employees under an employee stock purchase plan. The plan allows eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the plan was 46,384, 22,724 and 20,894 shares in 1997, 1996 and 1995 at weighted average prices of $1.50, $3.57 and $4.42, respectively.

ADDITIONAL STOCK PLAN INFORMATION As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for stock issued to employees" and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 72 months following vesting; stock volatility, 32% in 1997, 28% in 1996 and 30% in 1995; risk free interest rates, 5.8% in 1997, 6.1% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995, 1996, and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                               1997                   1996              1995
                                         ---------------      ---------------     ---------------
Net income (loss)                          $(4,181,000)           $(161,000)          $82,000
Basic and diluted EPS                           $(0.62)              $(0.02)            $0.01

The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995, 1996, and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

401(K) PLAN The Company has established a profit sharing plan under Internal Revenue Code section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee's contribution and 100 percent of the next one percent of contribution. A portion of the Company's contribution is made in the Company's common stock. The Company issued 7,512, 4,948 and 15,723 shares of its common stock under this plan in 1997, 1996 and 1995, respectively. Compensation expense related to these plans was $130,750, $188,525 and $249,324 in 1997, 1996 and 1995, respectively.

NOTE 10: COMMITMENTS

The Company leases office, laboratory and warehouse space and laboratory equipment under non-cancelable operating leases. In addition, the Company leases one of its owned facilities to a third party. Lease income for the years ended December 31, 1997, 1996 and 1996 was approximately $188,000, $155,000 and
$138,000, respectively. Rental expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $961,000, $895,000 and $1,069,000, respectively. Future annual minimum lease payments under the non-cancelable operating leases as of December 31, 1997 are:

                                 Year                    Amount
-------------------------------------------------------------------------------
                                 1998                   $1,105,000
                                 1999                    1,085,000
                                 2000                    1,084,000
                                 2001                      682,000
                                 2002                      593,000
                                 Thereafter                263,000
-------------------------------------------------------------------------------
                                                        $4,812,000
===============================================================================

NOTE 11: MAJOR CUSTOMERS AND INTERNATIONAL SALES

The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 18% and 12% of net product sales in 1997; 19% and 15% in 1996; and 18% and 12% in 1995, respectively. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations. Export sales accounted for $2,782,000 or 14% of product sales in 1997; $3,319,000 or 17% in 1996; and $4,231,000 or 17%
in 1995. The primary
geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,843,000 in 1997, $5,660,000 in 1996 and $6,909,000 in 1995.

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

As of December 31, 1996, the restructuring plan was essentially complete and actual aggregate costs incurred were materially consistent with those anticipated.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included under the captions "Election of Directors," "Executive Officers," and "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is included under the caption "Executive Compensation" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included under the caption "Stock Ownership of

Management and Certain Beneficial Owners" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

     1. FINANCIAL STATEMENT SCHEDULES

        The following financial schedule is filed as part of this Report:

               Schedule                                                 Page
                Number       Description                                Number
               --------      -----------                                ------
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

MATERIAL CONTRACTS - RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

       10(1). Employment Agreement of Richard D. Hamill, dated June 20, 1997, previously filed as Exhibit 10(1). to the Company's 10-Q for September 1997, and incorporated herein by reference.

       10(2). Employment Agreement of Mary Jo Deal, dated September 1, 1997, previously filed as Exhibit 10(2). to the Company's 10-Q for September 1997, and incorporated herein by reference.

       10(3). Employment Agreement of Reginald P. Jones, dated June 20, 1997, previously filed as Exhibit 10(3). to the Company's 10-Q for September 1997, and incorporated herein by reference.

       10(4). Employment Agreement of Thomas M. Li, dated June 20, 1997, previously filed as Exhibit 10(4). to the Company's 10-Q for September 1997, and incorporated herein by reference.

       10(5). Employment Agreement of Nelson F. Thune, dated June 20, 1997, previously filed as Exhibit 10(5). to the Company's 10-Q for September 1997, and incorporated herein by reference.

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

       10(23). Share Purchase Agreement between the Vendors (as defined therein) and Hycor Biomedical Inc., dated July 21, 1997, previously filed as Exhibit 10(01). to the Company's Current Report on Form 8-K dated July 21, 1997, and incorporated herein by reference.

       10(24). Form of Secured Loan Notes issued by Hycor Biomedical Inc., dated July 21, 1997, previously filed as Exhibit 10(02). to the Company's Current Report on Form 8-K dated July 21, 1997, and incorporated herein by reference.

       10(25). Form of Shares Pledged by Hycor Biomedical Inc. in favor of the selling shareholders, dated July 21, 1997, previously filed as Exhibit 10(03). to the Company's Current Report on Form 8-K dated July 21, 1997, and incorporated herein by reference.

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

       10(28). Business Loan Agreement between Hycor Biomedical Inc. and Tokai Bank of California, dated July 11, 1997, previously filed as Exhibit 10.01 to the Company's 10-Q for June 30, 1997, and incorporated herein by reference.



       21.                   Subsidiaries of Hycor Biomedical Inc.

       23.                   Consent of Deloitte & Touche LLP, dated March 25,
                             1998.

       27.                   Financial Data Schedule


(B)    REPORTS ON FORM 8-K

       None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Hycor Biomedical Inc. (Registrant)

Date: 3/25/98                       By: /s/ Richard D. Hamill
                                        ----------------------------------------
                                            Richard D. Hamill
                                            Chairman, President and
                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  3/25/98                      By: /s/ Richard D. Hamill
                                        ----------------------------------------
                                            Richard D. Hamill
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Director

Date:  3/25/98                      By: /s/ Samuel D. Anderson
                                        ----------------------------------------
                                            Samuel D. Anderson
                                            Director

Date:  3/25/98                      By: /s/ David S. Gordon
                                        ----------------------------------------
                                            David S. Gordon
                                            Director

Date:  3/25/98                      By: /s/ Reginald P. Jones
                                        ----------------------------------------
                                            Reginald P. Jones
                                            Senior Vice President,
                                            Chief Financial Officer,

Date:  3/25/98                      By: /s/ James R. Phelps
                                        ----------------------------------------
                                            James R. Phelps
                                            Director

Date:  3/25/98                      By: /s/ Richard E. Schmidt
                                        ----------------------------------------
                                            Richard E. Schmidt
                                            Director

Date:  3/25/98                      By: /s/ David A. Thompson
                                        ----------------------------------------
                                            David A. Thompson
                                            Director

Date:  3/25/98                      By: /s/ Armando Correa
                                        ----------------------------------------
                                            Armando Correa
                                            Director, Finance and
                                            Principal Accounting Officer

                                                                     Schedule II
                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS (1)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                     (1)
                                                   Acquired
                                    Balance at      and or      Charged to
                                    Beginning      Divested      Costs and                  Balance at
                                     of Year      Allowance      Expenses     Deductions   End of Year
                                   --------------------------------------------------------------------
Allowance for doubtful
accounts receivable

1995                                    170,841            ---        50,512       84,749        136,604

1996                                    136,604            ---      (20,815)       14,598        101,191

1997                                    101,191         53,721      (15,641)       18,587        120,684


Allowance for excess, obsolete,
  and short-dated inventory
  balance sheet

1995                                    770,087       (76,121)     1,755,001      509,465      1,939,502

1996                                  1,939,502            ---       400,774      974,465      1,365,811

1997                                  1,365,811         58,343       254,966    1,297,694        381,426


(1) Meridian Biomedical Inc. sold on December 1, 1995. Cogent Diagnostics Limited acquired on July 21, 1997.


Exhibit List                                                          Page
Exhibit No.                  Name of Exhibit                          Number
------------                 ---------------                          ------
21.                    Subsidiaries of Hycor Biomedical Inc.            40

23.                    Consent of Deloitte & Touche LLP,
                        dated March 25, 1998.                           41

27.                    Financial Data Schedule                          42