Form 10-Q
period 1998-03-31
HYCOR BIOMEDICAL INC /DE/
filed 1998-05-14
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                                        -------------    --------------


                         Commission File Number: 0-11647

                              HYCOR BIOMEDICAL INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           58-143178
  -------------------------------                        -------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at April 30, 1998
----------------------------                -----------------------------
Common Stock, $.01 Par Value                            7,200,003

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,          December 31,
ASSETS                                                                   1998                1997
                                                                      -----------         -----------
CURRENT ASSETS:                                                       (unaudited)
  Cash and cash equivalents                                           $   614,033         $   814,908
  Investments                                                           1,281,701           1,490,192
  Accounts receivable, net of allowance for
   doubtful accounts of $126,957 and $120,684                           3,344,685           3,312,857
  Income tax receivable                                                   857,683             713,251
  Inventories (Note 2)                                                  3,596,588           3,772,777
  Prepaid expenses and other current assets                               508,438             562,879
  Deferred income tax benefit                                           1,012,094           1,012,541
                                                                      -----------         -----------
      Total current assets                                             11,215,222          11,679,405
                                                                      -----------         -----------
PROPERTY AND EQUIPMENT, at cost                                        12,754,102          12,602,155
  Less accumulated depreciation                                        (7,709,801)         (7,358,809)
                                                                      -----------         -----------
                                                                        5,044,301           5,243,346
                                                                      -----------         -----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,175,613 and $1,101,528                             4,269,719           4,363,971
DEFERRED INCOME TAX BENEFIT                                               854,162             854,000
OTHER ASSETS                                                              128,551             160,174
                                                                      -----------         -----------
      Total assets                                                    $21,511,955         $22,300,896
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $   912,510         $ 1,247,642
  Accrued liabilities                                                     606,494             774,177
  Accrued payroll expenses                                                551,498             613,698
  Current portion - debt (Notes 4 & 5)                                    619,793             611,159
                                                                      -----------         -----------
      Total current liabilites                                          2,690,295           3,246,676
                                                                      -----------         -----------
Long-Term Debt (Notes 4 & 5)                                            2,261,026           2,240,240
                                                                      -----------         -----------
Total Liabilities                                                       4,951,321           5,486,916
                                                                      -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                             72,000              71,570
  Paid-in capital                                                      12,322,005          12,271,207
  Retained earnings                                                     4,787,373           4,978,890
  Accumulated other comprehensive income (loss)                         (620,744)           (507,687)
                                                                      -----------         -----------
      Total stockholders' equity                                       16,560,634          16,813,980
                                                                      -----------         -----------

      Total liabilities and stockholders' equity                      $21,511,955         $22,300,896
                                                                      ===========         ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                      ----------------------------
                                                        1998              1997
                                                      ----------        ----------
NET SALES                                             $4,691,907        $4,582,669
COST OF SALES                                          2,320,419         2,184,742
                                                      ----------        ----------
      Gross profit                                     2,371,488         2,397,927
                                                      ----------        ----------
OPERATING EXPENSES
  Selling, general and administrative                  2,077,464         2,030,502
  Research and development                               626,045           659,382
                                                      ----------        ----------
                                                       2,703,509         2,689,884
                                                      ----------        ----------
OPERATING (LOSS)                                        (332,021)         (291,957)

INTEREST EXPENSE                                         (45,081)               --
INTEREST INCOME                                           27,977            73,297
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS              (4,976)            2,186
                                                      ----------        ----------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES        (354,101)         (216,474)

BENEFIT FOR INCOME TAXES                                (162,584)          (72,681)
                                                      ----------        ----------
NET LOSS                                              $ (191,517)       $ (143,793)
                                                      ==========        ==========

BASIC AND DILUTED EARNINGS PER SHARE                  $    (0.03)       $    (0.02)
                                                      ==========        ==========


AVE. COMMON SHARES OUTSTANDING                         7,177,604         7,269,077


                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:                         ---------       ---------
  Net income (loss)                                           $(191,517)      $(143,793)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                               454,026         401,778
    Deferred income tax provision                                (7,091)        (59,847)
    Gain on foreign currency transactions                            --          (2,186)
    Change in assets and liabilities, net of
     effects of foreign currency adjustments
      Accounts receivable                                       (34,570)        402,708
      Income tax receivable                                    (144,648)        (19,922)
      Inventories                                               161,698         284,502
      Prepaid expenses and other current assets                  50,921         (66,485)
      Accounts payable                                         (332,725)        (53,762)
      Accrued liabilities                                      (166,851)       (165,069)
      Accrued payroll expenses                                  (61,298)        (58,644)
                                                             ----------       ---------
          Total adjustments                                     (80,538)        663,073
                                                             ----------       ---------
    Net cash provided by (used in) operating
     activities                                                (272,055)        519,280
                                                             ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                            205,247         499,248
  Purchases of intangible assets                                (12,469)        (18,109)
  Direct costs of acquisition                                    (6,250)        (31,696)
  Purchases of property, plant and equipment                   (209,452)       (504,965)
  Proceeds from sale of property and equipment                    1,000          35,402
  Proceeds from collection of notes receivable                   23,734          12,086
                                                             ----------       ---------
    Net cash provided by (used in) investing
     activities                                                   1,810          (8,034)
                                                             ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                       48,716              --
  Principal payments on long-term debt                          (22,372)             --
  Proceeds from issuance of common stock                         51,229          40,604
  Purchases of Hycor common stock                                    --        (443,851)
                                                             ----------       ---------
    Net cash provided by (used in) financing
     activities                                                  77,573        (403,247)
                                                             ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (8,203)       (103,980)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (200,875)          4,019

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  814,908         631,404
                                                             ----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  614,033       $ 635,423
                                                             ==========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                       $   50,680              --
                            - income taxes                   $    4,532       $   6,402


                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.    BASIS OF PRESENTATION

           In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, the results of operations and the cash flows for the three-month periods ended March 31, 1998 and 1997.

           These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments.

           The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

           The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

           Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Common stock equivalents have been excluded from the calculation of diluted EPS in loss periods as the impact is anti-dilutive.


2.    INVENTORIES

           Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at March 31, 1998 and December 31, 1997 consist of:


                                                          3/31/98          12/31/97
                                                       ----------        ----------
                  Raw materials                        $1,033,007        $1,141,205
                  Work in process                       1,416,975         1,280,960
                  Finished goods                        1,146,606         1,350,612
                                                       ----------        ----------
                                                       $3,596,588        $3,772,777
                                                       ==========        ==========

3.    COMPREHENSIVE INCOME (LOSS)

           In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." The statement, which the company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                    Statement of Comprehensive Income (Loss)

                                                                   Three Months Ended
                                                                       March 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ---------      ---------
Net loss                                                        $(191,517)     $(143,793)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                       (116,483)      (305,487)
  Unrealized gains (losses) on securities                           3,426        (24,960)
                                                                ----------     ---------
Other comprehensive income (loss)                                (113,057)      (330,447)
                                                                ---------      ---------

Comprehensive Income (loss)                                     $(304,574)     $(474,240)
                                                                =========      =========



                        Disclosure of Related Tax Effects
                          Quarter Ended March 31, 1998


                                                Before - Tax     Tax (Expense)         Net-of-Tax
                                                   Amount         or Benefit             Amount
                                                ------------     ------------          ----------
Foreign currency translation adjustments         $(116,483)                --          $(116,483)

Unrealized holding gains arising during              5,582              2,177              3,405
 period
Less: reclassification adjustments for
 gains realized in net income                          (35)               (14)               (21)
                                                 ---------             ------          ---------
Net unrealized gains                                 5,617              2,191              3,426
                                                 ---------             ------          ---------

Other comprehensive income (loss)                $(110,866)            $2,191          $(113,057)
                                                 =========             ======          =========


      The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

      Disclosure of Accumulated Other Comprehensive Income (Loss) Balances


                                                                           Accumulated
                                         Foreign        Unrealized            Other
                                        Currency        Gains on          Comprehensive
                                          Items         Securities        Income (loss)
                                        ---------       ----------        -------------
   Beginning balance 12/31/97           $(507,804)          $  117            $(507,687)

   Current period change                 (116,483)           3,426             (113,057)
                                        ---------           ------            ---------

   Ending balance 3/31/98               $(624,287)          $3,543            $(620,744)
                                        =========           ======            =========

4.    ACQUISITION

           On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group.

           The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease.

5.    LONG TERM DEBT

             The Company has a line of credit which provides for borrowings up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At March 31, 1998, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At March 31, 1998 the Company's interest rate was 8.25%.

                The Company has outstanding notes in the amount of $1,574,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD (Cogent). Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments commencing in July, 1998. In addition, one of the Company's foreign subsidiaries has long term debt, payable to financial institutions, aggregating $277,000 with weighted average interest rate of approximately 9%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the matters discussed in this report are forward-looking statements which involve risk and uncertainties that could cause actual results to differ materially from the results anticipated in the forward looking statements. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         On September 30, 1996, the Company formed Hycor Biomedical SAS ("Hycor SAS") as a wholly owned subsidiary. Located in Paris, France, Hycor SAS markets allergy diagnostic products in France. Hycor SAS commenced direct commercial activities during the quarter ended September 30, 1997.

         On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group. The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease.

         The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. The Company increased its working capital $92,198 as of March 31, 1998, compared to December 31, 1997 primarily as a result of normal operations.

         The Company's principal capital commitments are for lease payments under non-cancelable operating leases and note payments related to the acquisition of Cogent. Additionally, the HY-TEC(TM) business requires the purchase of instruments which in many cases are placed in use in laboratories of the Company's direct customers and paid for over an agreed contract period by the purchase of test reagents. This "reagent rental" sales program, common to the diagnostic market, creates negative cash flows in the initial years. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy these commitments and the needs of operations for the foreseeable future.

         During the three-month period ended March 31, 1998, sales decreased 2%, compared to the same period last year. Revenue declines were due primarily to the loss of sales resulting from the 1995 Restructuring Plan and the related discontinued product lines. Revenues in the first quarter of 1997 from discontinued products were $319,000. In addition, in periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales, cost, and net income. The stronger U.S. dollar in the first quarter 1998 when compared to the corresponding 1997 period resulted in lower reported sales of approximately 2%.

         Gross profit as a percentage of product sales decreased for the three-month period ended March 31, 1998 from approximately 52% to 51% due primarily to the reduction in sales and continued pricing pressures from our customers.

         Selling, general and administrative expenses for the three-month period ended March 31, 1998 have increased approximately 2% over the prior year period. The cost increase is primarily due to the inclusion of both Cogent and Hycor SAS in the current quarter results.

         There were no significant changes in research and development spending levels for the three-month period ended March 31, 1998 over the prior year period (a reduction of approximately $33,000 or 5%). All programs continue to focus on the HY-TEC equipment platform and related tests and assays.


PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit 27               :      Financial Data Schedule

           (b)   Reports on Form 8K       :      None


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


                                       HYCOR BIOMEDICAL INC.
                                       ---------------------

Date: May 12, 1998                     By:   /s/ Armando Correa
                                             -----------------------------------
                                             Armando Correa, Director of Finance

                                             (Mr. Correa is the Principal
                                             Accounting Officer and has been
                                             duly authorized to sign on behalf
                                             of the registrant.)