Form 10-Q
period 1998-06-30
HYCOR BIOMEDICAL INC /DE/
filed 1998-08-13
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  June 30, 1998
                                         -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                        ------------    ------------


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

               7272 Chapman Avenue, Garden Grove, California 92841
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (714) 933-3000
                                                   --------------

             18800 Von Karman Avenue, Irvine, California 92612-1517
             ------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at July 31, 1998
----------------------------                 ----------------------------
Common Stock, $.01 Par Value                          7,252,999

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,           December 31,
                                                                             1998                 1997
                                                                          -----------          -----------
                                                                          (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $   918,398          $   814,908
  Investments                                                               1,276,327            1,490,192
  Accounts receivable, net of allowance for
   doubtful accounts of $142,017 and $120,684                               3,228,960            3,312,857
  Income tax receivable                                                       935,668              713,251
  Inventories (Note 2)                                                      3,826,983            3,772,777
  Prepaid expenses and other current assets                                   455,708              562,879
  Deferred income tax benefit                                               1,116,727            1,012,541
                                                                          -----------          -----------
      Total current assets                                                 11,758,771           11,679,405
                                                                          -----------          -----------
PROPERTY AND EQUIPMENT, at cost                                            13,276,822           12,602,155
  Less accumulated depreciation                                            (8,071,955)          (7,358,809)
                                                                          -----------          -----------

                                                                            5,204,867            5,243,346
                                                                          -----------          -----------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,258,361 and $1,101,528                                 4,232,994            4,363,971
DEFERRED INCOME TAX BENEFIT                                                   854,162              854,000
OTHER ASSETS                                                                  118,998              160,174
                                                                          -----------          -----------
      Total assets                                                        $22,169,792          $22,300,896
                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $ 1,576,837          $ 1,247,642
  Accrued liabilities                                                         669,056              774,177
  Accrued payroll expenses                                                    607,233              613,698
  Current portion - debt (Notes 4 & 5)                                        617,605              611,159
                                                                          -----------          -----------
      Total current liabilites                                              3,470,731            3,246,676
                                                                          -----------          -----------
Long-Term Debt (Notes 4 & 5)                                                2,238,558            2,240,240
                                                                          -----------          -----------
Total Liabilities                                                           5,709,289            5,486,916
                                                                          -----------          -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                                 72,303               71,570
  Paid-in capital                                                          12,357,461           12,271,207
  Retained earnings                                                         4,559,023            4,978,890
  Accumulated other comprehensive income (loss)                              (528,284)            (507,687)
                                                                          -----------          -----------
      Total stockholders' equity                                           16,460,503           16,813,980
                                                                          -----------          -----------

      Total liabilities and stockholders' equity                          $22,169,792          $22,300,896
                                                                          ===========          ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                   Three Months Ended                  Six Months Ended
                                                         June 30,                          June 30,
                                                -------------------------         ----------------------------
                                                   1998          1997                1998              1997
                                                ----------    -----------         ----------        ----------
NET SALES                                       $4,652,058     $4,864,543         $9,343,965        $9,447,212
COST OF SALES                                    2,296,496      2,091,667          4,616,915         4,276,409
                                                ----------     ----------         ----------        ----------
      Gross profit                               2,355,562      2,772,876          4,727,050         5,170,803
                                                ----------     ----------         ----------        ----------
OPERATING EXPENSES
  Selling, general and administrative            2,178,640      2,244,792          4,256,104         4,275,294
  Research and development                         560,615        678,116          1,186,660         1,337,498
                                                ----------     ----------         ----------        ----------

                                                 2,739,255      2,922,908          5,442,764         5,612,792
                                                ----------     ----------         ----------        ----------
OPERATING INCOME (LOSS)                           (383,693)      (150,032)          (715,714)         (441,989)

INTEREST EXPENSE                                    46,302             --             91,383                --
INTEREST INCOME                                     29,396         70,845             57,373           144,142
FOREIGN EXCHANGE G/(L)                              (2,097)        (4,184)            (7,073)           (1,998)
                                                ----------     ----------         ----------        ----------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                      (402,696)       (83,371)          (756,797)         (299,845)

PROVISION (BENEFIT) FOR INCOME TAXES              (174,346)       (29,797)          (336,930)         (102,478)
                                                ----------     ----------         ----------        ----------
NET INCOME (LOSS)                               $ (228,350)    $  (53,574)        $ (419,867)       $ (197,367)
                                                ==========     ==========         ==========        ==========

NET INCOME (LOSS) PER SHARE                     $    (0.03)    $    (0.01)        $    (0.06)       $    (0.03)
                                                ==========     ==========         ==========        ==========

AVE. COMMON SHARES OUTSTANDING                   7,206,948      7,137,623          7,188,727         7,149,937

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                            1998               1997
                                                          ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(419,867)        $ (197,367)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                           891,998            789,624
    Deferred income tax provision                          (116,238)          (129,575)
    (Gain) Loss on foreign currency transactions                 --              1,998
    (Gain) Loss on sales of assets                               --             36,127
    Change in assets and liabilities, net of
     effects of foreign currency adjustments
      Accounts receivable                                    73,127            (57,740)
      Income tax receivable                                (222,428)            21,411
      Inventories                                           (54,493)           114,089
      Prepaid expenses and other current assets             112,688            (34,156)
      Accounts payable                                      327,184           (235,292)
      Accrued liabilities                                  (106,276)          (197,224)
      Accrued payroll expenses                               (6,039)           174,293
                                                         ----------         ----------
          Total adjustments                                 899,523            483,555
                                                         ----------         ----------
    Net cash provided by (used in) operating
      activities                                            479,656            286,188
                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                        205,247          1,415,105
  Purchases of intangible assets                            (22,911)           (23,462)
  Direct costs of acquisition                               (12,850)          (164,478)
  Purchases of property, plant and equipment               (688,090)          (881,530)
  Proceeds from sale of property and equipment                1,100             54,453
  Proceeds from collection of notes receivable               48,010             18,523
                                                         ----------         ----------
    Net cash provided by (used in) investing
       activities                                          (469,494)           418,611
                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   46,718                 --
  Principal payments on long-term debt                      (44,468)                --
  Proceeds from issuance of common stock                     86,988             40,604
  Purchases of Hycor common stock                                --           (467,580)
                                                         ----------         ----------
    Net cash provided by (used in) financing
      activities                                             89,238           (426,976)
                                                         ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       4,090            (24,605)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            103,490            253,218

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              814,908            631,404
                                                         ----------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  918,398          $ 884,622
                                                         ==========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                   $  102,334          $      --
                            - income taxes               $    8,483          $  13,106


                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.    BASIS OF PRESENTATION

           In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, the results of operations and the cash flows for the three and six-month periods ended June 30, 1998 and 1997.

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

2.    INVENTORIES

           Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at June 30, 1998 and December 31, 1997 consist of:

                                                  6/30/98          12/31/97
                                                ----------        ----------
           Raw materials                        $1,067,761        $1,141,205
           Work in process                       1,336,545         1,280,960
           Finished goods                        1,422,677         1,350,612
                                                ----------        ----------
                                                $3,826,983        $3,772,777
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

                    Statement of Comprehensive Income (Loss)


                                                                   Three Months Ended
                                                                        June 30,
                                                      -------------------------------------------
                                                             1998                     1997
                                                      -------------------      ------------------
Net loss                                                        $(228,350)              $ (53,574)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                         92,860                (152,131)
  Unrealized gains (losses) on securities                            (342)                 36,225
                                                      -------------------      ------------------
Other comprehensive income (loss)                                  92,518                (115,906)
                                                      -------------------      ------------------

Comprehensive Income (loss)                                     $(135,832)              $(169,480)
                                                      ===================      ==================


                    Statement of Comprehensive Income (Loss)


                                                                    Six Months Ended
                                                                        June 30,
                                                      -------------------------------------------
                                                              1998                     1997
                                                      -------------------      ------------------
Net loss                                                        $(419,867)              $(197,367)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                        (23,623)               (457,618)
  Unrealized gains (losses) on securities                           3,026                  11,265
                                                      -------------------      ------------------
Other comprehensive income (loss)                                 (20,597)               (446,353)
                                                      -------------------      ------------------

Comprehensive Income (loss)                                     $(440,464)              $(643,720)
                                                      ===================      ==================

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

5.    LONG TERM DEBT

           The Company has a line of credit which provides for borrowings up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At June 30, 1998, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At June 30, 1998 the Company's interest rate was 7.80%.

           The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 1998, the Company was in compliance with such covenants.

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

      The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. The Company decreased its working capital $144,689 as of June 30, 1998, compared to December 31, 1997 primarily from the investment in facility modifications necessary to consolidate the Irvine, California administrative office into the Garden Grove, California facility. This move was completed in July 1998. The Irvine facility was sub-leased for the remainder of the lease term with no material net impact to operating results.

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

      During the three and six-month periods ended June 30, 1998, sales decreased 4% and 1%, respectively, compared to the same periods last year. The revenue decline for the quarter was due primarily to the delay in the launch of the new HY-TEC 288 instrument system which was expected during the second quarter. In addition, in periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales, higher costs on U.S. sourced raw materials, and lower net income. The stronger U.S. dollar in the three and six-month periods when compared to the corresponding 1997 periods resulted in lower reported sales of approximately 1% in both periods.

      Gross profit as a percentage of product sales decreased for the three and six-month periods from approximately 57% to 51% and 55% to 51%, respectively, compared to the same periods last year. The decrease in gross profit percentage is due primarily to the Company's aggressive product pricing strategy.

      Selling, general and administrative expenses decreased approximately 3% for the second quarter and were basically unchanged year-to-date when compared to the same periods last year.

      Research and development costs for the three and six-month periods decreased approximately 17% and 11%, respectively, compared to the same periods last year. The decrease in research and development is primarily due to the completion of several projects related to the HY-TEC 288 instrument system as it approaches its commercial launch.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 10, 1998, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following seven persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 1999 and until their successors are elected and qualified.

      The tabulation of the votes cast for the election of the directors was as follows:

Nominee                                      Votes For                  Votes Withheld
-------                                      ---------                  --------------
Richard D. Hamill                            5,417,036                    1,081,816
Samual D. Anderson                           5,531,997                      966,855
David S. Gordon                              5,481,204                    1,080,648
Reginald P. Jones                            5,530,920                      967,932
James R. Phelps                              5,531,955                      966,897
Richard E. Schmidt                           6,343,697                      155,155
David A. Thompson                            6,345,390                      153,462

ITEM 5. OTHER INFORMATION

      On July 17, 1998, J. David Tholen assumed the duties of President and Chief Executive Officer of the Company replacing Dr. Richard D. Hamill who has chosen to retire. Also effective on July 17, 1998, Samual D. Anderson was elected to serve as Chairman of the Board. Dr. Hamill has resigned from the Board of Directors but will be available as needed for consultation.

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


                                             HYCOR BIOMEDICAL INC.
                                             ---------------------


Date:  August 12, 1998                 By:   /s/ Armando Correa
                                             -----------------------------------
                                             Armando Correa, Director of Finance

                                             (Mr. Correa is the Principal
                                             Accounting Officer and has been
                                             duly authorized to sign on behalf
                                             of the registrant.)

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER            DESCRIPTION
     -------           -----------

       27              Financial Data Schedule