Form 10-Q
period 1998-09-30
HYCOR BIOMEDICAL INC /DE/
filed 1998-11-12
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________________ TO  __________________



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

                                    No Change
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at October 31, 1998
  ----------------------------               -------------------------------
  Common Stock, $.01 Par Value                         7,252,999

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,        December 31,
ASSETS                                                      1998                 1997
                                                        ------------         ------------
CURRENT ASSETS:                                         (unaudited)
  Cash and cash equivalents                             $    879,014         $    814,908
  Investments                                              1,276,367            1,490,192
  Accounts receivable, net of allowance for
   doubtful accounts of $258,399 and $120,684              3,206,512            3,312,857
  Income tax receivable                                    1,032,047              713,251
  Inventories (Note 2)                                     4,097,552            3,772,777
  Prepaid expenses and other current assets                  519,445              562,879
  Deferred income tax benefit                              1,272,797            1,012,541
                                                        ------------         ------------
      Total current assets                                12,283,734           11,679,405
                                                        ------------         ------------
PROPERTY AND EQUIPMENT, at cost                           11,852,858           12,602,155
  Less accumulated depreciation                           (7,388,051)          (7,358,809)
                                                        ------------         ------------
                                                           4,464,807            5,243,346
                                                        ------------         ------------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $1,342,363 and $1,101,528                4,266,277            4,363,971
DEFERRED INCOME TAX BENEFIT                                  854,162              854,000
OTHER ASSETS                                                 108,066              160,174
                                                        ------------         ------------
      Total assets                                      $ 21,977,046         $ 22,300,896
                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  1,107,849         $  1,247,642
  Accrued liabilities                                      1,412,497              774,177
  Accrued payroll expenses                                   523,958              613,698
  Current portion - debt (Notes 4 & 5)                       621,579              611,159
                                                        ------------         ------------
      Total current liabilities                            3,665,883            3,246,676
                                                        ------------         ------------
Long-Term Debt (Notes 4 & 5)                               1,910,891            2,240,240
                                                        ------------         ------------
Total Liabilities                                          5,576,774            5,486,916
                                                        ------------         ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                72,530               71,570
  Paid-in capital                                         12,393,718           12,271,207
  Retained earnings                                        4,125,483            4,978,890
  Accumulated other comprehensive income (loss)             (191,459)            (507,687)
                                                        ------------         ------------
      Total stockholders' equity                          16,400,272           16,813,980
                                                        ------------         ------------

      Total liabilities and stockholders' equity        $ 21,977,046         $ 22,300,896
                                                        ============         ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                    -------------------------------       -------------------------------
                                                        1998               1997               1998               1997
                                                    ------------       ------------       ------------       ------------
NET SALES                                           $  4,401,513       $  4,679,354       $ 13,745,478       $ 14,126,566
COST OF SALES                                          2,225,242          2,207,826          6,842,157          6,484,235
                                                    ------------       ------------       ------------       ------------
      Gross profit                                     2,176,271          2,471,528          6,903,321          7,642,331
                                                    ------------       ------------       ------------       ------------
OPERATING EXPENSES
  Selling, general and administrative                  2,204,554          2,263,600          6,460,658          6,538,894
  Research and development                               620,049            775,042          1,806,709          2,112,540
  Acquired in-process research and development                --          3,300,000                 --          3,300,000
                                                    ------------       ------------       ------------       ------------
                                                       2,824,603          6,338,642          8,267,367         11,951,434
                                                    ------------       ------------       ------------       ------------
OPERATING INCOME (LOSS)                                 (648,332)        (3,867,114)        (1,364,046)        (4,309,103)


INTEREST EXPENSE (Note 4)                                 40,355             38,311            131,738             38,472
INTEREST INCOME                                           34,493             51,103             91,866            195,406
FOREIGN EXCHANGE G/(L)                                    17,948             (4,326)            10,875             (6,324)
                                                    ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                            (636,246)        (3,858,648)        (1,393,043)        (4,158,493)

PROVISION (BENEFIT) FOR INCOME TAXES                    (202,706)          (247,342)          (539,636)          (349,818)
                                                    ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                   $   (433,540)      $ (3,611,306)      $   (853,407)      $ (3,808,675)
                                                    ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE                         $      (0.06)      $      (0.50)      $      (0.12)      $      (0.53)
                                                    ============       ============       ============       ============


AVE. COMMON SHARES OUTSTANDING                         7,245,794          7,148,077          7,207,646          7,169,388

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 1998              1997
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $  (853,407)      $(3,808,675)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              1,272,613         1,209,702
    Deferred income tax provision                                               (226,714)         (273,829)
    (Gain) Loss on foreign currency transactions                                      --                --
    (Gain) Loss on sale of assets                                               (462,407)           68,950
    Acquired In-Process R&D                                                           --         3,300,000
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                        120,479           434,521
      Income tax receivable                                                     (318,852)         (120,199)
      Inventories                                                               (266,893)         (255,882)
      Prepaid expenses and other current assets                                   61,984            (4,843)
      Accounts payable                                                          (155,944)         (759,411)
      Accrued liabilities                                                        627,666          (631,181)
      Accrued payroll expenses                                                  (100,027)           88,785
                                                                             -----------       -----------
          Total adjustments                                                      551,905         3,056,613
                                                                             -----------       -----------
    Net cash provided by (used in) operating activities                         (301,502)         (752,062)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                             205,247         2,689,537
  Purchases of intangible assets                                                 (39,950)          (39,407)
  Purchases of property, plant and equipment                                    (889,213)       (1,311,709)
  Business acquisitions, net of cash acquired                                         --        (1,391,515)
  Direct costs of acquisition                                                    (12,850)         (224,646)
  Proceeds from sale of property and equipment                                 1,243,073            60,453
  Proceeds from collection of notes receivable                                    62,073           179,667
                                                                             -----------       -----------
    Net cash provided by (used in) investing activities                          568,380           (37,620)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                        49,372         1,240,042
  Principal payments on long-term debt                                          (373,772)           (7,648)
  Proceeds from issuance of common stock                                         123,472            73,159
  Purchases of Hycor common stock                                                     --          (467,580)
                                                                             -----------       -----------
    Net cash provided by (used in) financing  activities                        (200,928)          837,973
                                                                             -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (1,844)          (17,130)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  64,106            31,161

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   814,908           631,404
                                                                             -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   879,014       $   662,565
                                                                             ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                           155,325            17,927
                            - income taxes                                   $    13,470       $    58,553

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.    BASIS OF PRESENTATION

           In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of operations and the cash flows for the three and nine-month periods ended September 30, 1998 and 1997.

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

2.    INVENTORIES

           Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at September 30, 1998 and December 31, 1997 consist of:

                                    9/30/98           12/31/97
                                   ----------        ----------
            Raw materials          $1,106,381        $1,141,205
            Work in process         1,362,650         1,280,960
            Finished goods          1,628,521         1,350,612
                                   ----------        ----------
                                   $4,097,552        $3,772,777
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

                    Statement of Comprehensive Income (Loss)

                                                           Three Months Ended
                                                             September 30,
                                                      ---------         ---------
                                                         1998              1997
                                                      ---------         ---------
Net loss                                              $(433,540)        $(242,380)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments              333,918           (13,404)
  Unrealized gains on securities                          2,907            14,772
                                                      ---------         ---------
Other comprehensive income                              336,825             1,368
                                                      ---------         ---------

Comprehensive Income (loss)                           $ (96,715)        $(241,012)
                                                      =========         =========


                    Statement of Comprehensive Income (Loss)

                                                           Nine Months Ended
                                                             September 30,
                                                      ---------------------------
                                                        1998              1997
                                                      ---------         ---------
Net loss                                              $(853,407)        $(439,747)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments              310,295          (471,022)
  Unrealized gains on securities                          5,933            26,037
                                                      ---------         ---------
Other comprehensive income (loss)                       316,228          (444,985)
                                                      ---------         ---------

Comprehensive Income (loss)                           $(537,179)        $(884,732)
                                                      =========         =========

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


5.    LONG TERM DEBT

           The Company has a line of credit which provides for borrowings up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At September 30, 1998, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At September 30, 1998 the Company's interest rate was 7.68%.

           The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 1998, the Company was in compliance with such covenants.

           The Company has outstanding notes in the amount of $1,265,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD (Cogent). Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments which commenced in July, 1998. In addition, one of the Company's foreign subsidiaries has long term debt, payable to financial institutions, aggregating $218,000 with weighted average interest rate of approximately 9%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

      On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited for approximately $1,453,000 in cash and $1,574,000 in three year notes to the seller group. The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures and markets a broad line of test kits for diagnosis of autoimmune disease.

      On August 17, 1998, the Company sold its Portland Maine facility for approximately $953,000 net of selling expenses. This building was the previous manufacturing and administrative location for Ventrex Laboratories Inc. ("Ventrex") which was acquired by the Company in August 1991. In December 1993, Ventrex was merged into the Company and operations were integrated into the Company's Garden Grove, CA facility. The Maine facility was leased to third parties during this period while the Company sought out potential buyers.

      In July 1998, the Company relocated its administrative offices from its Irvine, CA facility to its Garden Grove, CA facility. The Irvine facility was sub-leased for the remainder of the lease term and will have no material net impact to continuing operating results. The overall net effect of this consolidation of operations is expected to result in annual cost savings to the Company of about $310,000.

Liquidity

      The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. The Company increased its working capital $185,000 as of September 30, 1998, compared to December 31, 1997. This increase is due primarily to the proceeds from the sale of the Portland, Maine facility ($953,000) partially offset by purchases of HY-TEC(TM) equipment in support of the "reagent rental" sales program ($280,000); investment in facility modifications necessary to consolidate the Irvine office into the Garden Grove facility ($400,000) and other normal operational requirements of about $88,000.

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

Results of Operations

      During the three and nine-month periods ended September 30, 1998, sales decreased 6% and 3%, respectively, compared to the same periods last year. Revenue declines were due primarily to the trailing effect of discontinued and non-clinical immunology products. Sales for the discontinued and non-clinical immunology products for the three and nine-month periods decreased $482,000 and $1,149,000, respectively, compared to the same periods last year. This more than offset the growth in the primary clinical immunology product lines which had increases for the three and nine-month periods of $243,000 and $828,000, respectively, compared to the same periods last year. In addition, the launch of the HY-TEC 288 instrument system was delayed from an original second quarter 1998 targeted launch date to an actual launch date of September 1998.

      Gross profit as a percentage of product sales decreased for the three and nine-month periods from approximately 53% to 49% and 54% to 50%, respectively, compared to the same periods last year. The decrease in gross profit percentage for the three and nine-month periods is due primarily to the effects of reconfiguring the Allergy and Autoimmune product lines to accommodate the HY-TEC 288 launch as well as the effect of HY-TEC instrument sales to our distributor partners which generate a very low gross margin.

      Selling, general and administrative expenses for the three and nine-month periods decreased approximately 3% and 1%, respectively, when compared to the same periods last year. These decreases were primarily due to savings from the postponement of certain marketing and sales expenses related to the delay of the HY-TEC 288 launch and other cost containment efforts estimated at about $570,000 and $620,000 for the three and nine-month periods offset by the costs of the negotiated separation of the Company's prior president and chief executive officer during the third quarter of over $500,000.

      Research and development costs for the three and nine-month periods decreased approximately 20% and 14%, respectively, compared to the same periods last year. The decrease in research and development is primarily due to the completion of several projects related to the HY-TEC 288 instrument system as it approached its commercial launch.


PART II.   OTHER INFORMATION

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

(b)     Reports on Form 8-K   :        None


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HYCOR BIOMEDICAL INC.


Date:  November 10, 1998               By:   /s/ ARMANDO CORREA
                                            ------------------------------------
                                            Armando Correa, Director of Finance

                                            (Mr. Correa is the Principal
                                            Accounting Officer and has been duly
                                            authorized to sign on behalf of the
                                            registrant.)