Form 10-K405
period 1998-12-31
HYCOR BIOMEDICAL INC /DE/
filed 1999-03-30
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-11647

                              HYCOR BIOMEDICAL INC.
-------------------------------------------------------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $11,143,120.

         The number of shares of common stock of the registrant outstanding at March 16, 1999 was 7,252,999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1998 in connection with the Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into
Part III in this report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

         Hycor Biomedical Inc. ("Hycor" or the "Company") was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing, and marketing of medical diagnostic products throughout the United States and many foreign countries.

         The Company operates a wholly owned subsidiary, Hycor Biomedical GmbH ("Hycor GmbH"), located in Kassel, Germany. Hycor GmbH primarily manufactures and sells allergy diagnostic products in Europe.

         On September 30, 1996, the Company formed Hycor Biomedical SAS ("Hycor SAS") as a wholly owned subsidiary. Located in Paris, France, Hycor SAS markets allergy diagnostic products in France. Business activity commenced during the third quarter of 1997.

         On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent"). Located in Edinburgh, Scotland, Cogent develops, manufactures and markets a broad line of test kits for the diagnosis of autoimmune disease.

PRODUCTS

         The Company engages in business activity in only one operating segment which entails the development, manufacture, and sale of medical and diagnostic products with a focus on allergy and autoimmune testing and urinalyis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities.

         As part of a strategic redirection taken in 1995, the Company focused a great deal of effort on the development of its HY-TEC(TM) automated immunoassay system. The system includes an instrument, software, and test reagents. The "reagent rental" business, common to the diagnostic market, requires the placement of an instrument in laboratories of customers that pay for the system over an agreed contract period by the purchase of test reagents. The Company's HY-TEC reagent rental program is similar in that instruments are placed in use with direct customers and paid for over an agreed contract period by the purchase of test reagents, but also includes the sale of instruments to distributors. The instruments which are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements. The HY-TEC 288 instrument was launched in Europe in October 1998, in the U.S. in February 1999 and is expected to increase the Company's capital requirements in the future as the HY-TEC business continues to grow.

         The Company's allergy diagnostic product line, which accounted for approximately 31%, 29%, and 29% of revenues for 1998, 1997, and 1996, respectively, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA ("radioimmunoassay") and EIA ("enzymatic immunoassays") procedures to test for specific allergies to more than 900 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds, and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company's products permit a physician to diagnose allergies by testing a sample of the patient's blood for the presence of the specific IgE or IgG antibody which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, the Company markets the HY-TEC 480 and HY-TEC 288 automated diagnostic systems. The HY-TEC instruments provide clinical laboratories with significant productivity capabilities.

         The KOVA(TM) Microscopic Urinalysis System is the Company's largest product line accounting for approximately 48%, 46%, and 46% of revenues for 1998, 1997, and 1996, respectively. The KOVA System provides laboratories with the capability to perform reliable, uniform microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

         The Company's Autoimmune diagnostic product line, which accounted for approximately 8%, 4%, and 0% of revenues in 1998, 1997, and 1996, respectively, includes tests utilized for the diagnosing and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company's tests are based on enzyme immunoassay technology in a microplate format, which can be automated in the clinical laboratory, unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time.

         Hematology controls, which represented approximately 4%, 10%, and 7% of revenues for 1998, 1997, and 1996, respectively, are a group of chemistry controls which are part of the quality control system required to be in place in all clinical laboratories to ensure that the methodology being used is correct and the results are accurate, precise, and reproducible. During 1998, changes in the market place, the introduction of new technologies by competitors and the loss of the Company's sole distributor in the fourth quarter caused a significant decrease in revenues compared to recent trends. The Company has re-instituted a direct sales approach focused on telemarketing pending an evaluation of other distribution alternatives.

SALES AND MARKETING

         The Company's products are used primarily by clinical laboratories and certain specialty physicians. In the United States, the Company's product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to two major U.S. distributors, Allegiance Healthcare Corporation and Fisher Scientific. The allergy product line is sold directly to the end user through the Company's direct sales force.

         In foreign countries the Company's products are sold primarily through a network of independent distributors. The Company sells its allergy products to the German and French market through a direct sales force.

         Export sales (all to unaffiliated customers) accounted for approximately $2,363,000, $2,782,000, and $3,319,000 in 1998, 1997, and 1996,
respectively, which represents approximately 13%, 14%, and 17% of total consolidated sales for each of the respective years. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $6,328,000, $5,843,000, and $5,660,000 in 1998, 1997, and 1996, respectively. (See Note 11 to the Consolidated Financial Statements.)

         The Company's two largest distributors, Allegiance Healthcare Corporation and Fisher Scientific, accounted for 19% and 12% of net product sales in 1998; 18% and 12% of net product sales in 1997; and 19% and 15% in 1996. A loss of one or both of these distributors could significantly affect sales. However, there are other national, regional and foreign clinical laboratory products distributors, as well as the Company's sales force, that could market the Company's products.

         The Company did not have a significant backlog of orders at December 31, 1998 and December 31, 1997. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company's business.

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

RESEARCH AND DEVELOPMENT

         The Company maintains an ongoing research and development effort. The purpose of this effort is to evaluate new technologies, improve the Company's current product lines, and develop new products. Current projects in progress are focused on programs to support and enhance the HY-TEC diagnostic system and develop new urinalysis, allergy and autoimmune diagnostic products.

         Total research and development expenditures were $2,392,000, $2,889,000, and $2,729,000 for 1998, 1997, and 1996, respectively.

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

         In September 1992, regulations implementing the Clinical Laboratories Improvement Amendments of 1988 (CLIA), providing for certification procedures and requirements for laboratories, became fully effective. The impact of CLIA has reduced the domestic sales of the Company's allergy diagnostic products to physician office laboratories, as the testing has shifted toward the larger clinical laboratory. The HY-TEC automated diagnostic system was designed to meet the needs of these larger laboratories.

         Compliance with federal, state, and local regulations relating to environmental matters is not expected to have a material effect upon capital expenditures, earnings or the competitive position of the Company.

COMPETITION

         The Company's product lines have several different competitors. The KOVA Microscopic Urinalysis System has significant competition from at least two national diagnostic product manufacturing and distribution companies that market supplies that perform similar functions. Management believes that the Company is the leading supplier of standardized microscopic urinalysis systems. The hematology line of controls and calibrators has four primary competitors.

         Pharmacia and Upjohn, Inc. and Diagnostic Product Corporation have products that compete with the Company's allergy diagnostic products.

         A substantial number of the Company's competitors are larger and have greater resources than the Company. The Company competes on the basis of price, promotion, quality of products, design of product, strength of the Company's relationship with dealers, and other methods relevant to the business.

PATENTS

         The Company has maintained an aggressive patent policy and currently holds a number of domestic and foreign patents. While these patents offer some protection to its product lines and related technology, management believes that continued improvements to the product lines are more important for the protection of its market position. The most recent patent was issued in January 1999.

EMPLOYEES

         As of February 28, 1999, the Company had approximately 170 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

At December 31, 1998, the Company had three separate facilities.

1) The Company's corporate headquarters, principal administrative, and manufacturing facility is located in a leased 76,000 square foot two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2007. The Company has the option to extend the lease term for an additional five-year period.

2) The Company leases a free standing building located at Otto-Hahn Strabe
16, 34123 Kassel, Germany. The lease has a ten year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical GmbH.

3) The Company leases the 7000 square foot ground floor of a two story building located at Pentlands Science Park, Bush Loan Penicuik, EH26 OPL Scotland. The lease has a five year term ending September 30, 2001. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Cogent Diagnostics LTD.

       In July 1998, the Company relocated its administrative and marketing offices from its Irvine, California, facility and incorporated them into its Garden Grove, California, facility. The Irvine facility lease has a seven and one-half year term ending December 31, 2000, and the building was subleased by the Company for the remainder of the lease term.

       On August 17, 1998, the Company sold its Portland, Maine, facility for approximately $953,000 net of selling expenses. This building was the previous manufacturing and administrative location for Ventrex Laboratories Inc. ("Ventrex") which was acquired by the Company in August 1991.

       In management's opinion, in general, its plant and equipment are adequately maintained, in good operating condition and adequate for the Company's present needs. The Company upgrades and modernizes its facilities and equipment and expands its facilities as necessary to meet customer requirements.

ITEM 3.  LEGAL PROCEEDINGS

         To the best of management's knowledge, there are no material pending legal proceedings to which the Company is a party or to which the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1998, there were no matters submitted to a vote of security holders.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

         Hycor Biomedical Inc.'s common stock trades on The Nasdaq Stock Market under the symbol HYBD. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns or commissions.


Year Ended                      High                  Low
-----------------------------------------------------------
December 31, 1997
    1st Quarter                 3-1/2                2-1/4
    2nd Quarter                 2-3/4                1-3/8
    3rd Quarter                 2-1/2                1-7/8
    4th Quarter                 2-1/2                1-3/8
December 31, 1998
    1st Quarter                 2-5/16               1-9/16
    2nd Quarter                 2-1/2                1-5/8
    3rd Quarter                 2-3/8                1-3/8
    4th Quarter                 1-7/8                  7/8

There were 1,036 shareholders of record as of March 20, 1999. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company's new bank line of credit also precludes the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

                                         1998(a)        1997(b)        1996         1995(c)       1994
                                        --------        --------     --------       --------    --------
OPERATING RESULTS

  Net sales                             $ 18,410        $ 19,289     $ 20,084       $ 25,185    $ 25,897
  Net (loss) income                     $ (6,600)       $ (4,254)    $     17       $    131    $  2,833
  Basic and diluted
   earnings per share                   $  (0.91)       $  (0.60)    $   0.00       $   0.02    $   0.34

FINANCIAL POSITION

  Working capital                       $  5,011        $  8,433     $ 11,458       $ 13,615    $ 13,322

  Net property and equipment            $  4,239        $  5,243     $  4,908       $  4,727    $  6,419

  Total assets                          $ 15,983        $ 22,301     $ 24,278       $ 27,575    $ 29,000

  Long-term debt                        $    678        $  2,240     $     --       $     --    $     --

Total Stockholders' equity              $ 10,677        $ 16,814     $ 21,918       $ 24,339    $ 26,169

  (a) 1998 results include the $2,248,000 write-off of goodwill related to the acquisition of Medical Specialties International Inc. In addition, the Company recognized an increase in the valuation allowance against deferred taxes of $3,189,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 8 and 12 to the Consolidated Financial Statements.

  (b) 1997 results included the acquired in-process research and development write-off of $3,300,000 related to the acquisition of Cogent. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the Consolidated Financial Statements.

  (c) 1995 results include net costs of implementing the Company's Restructuring Plan amounting to $1,734,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This Section and this entire Annual Report contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

        Such factors include, but are not limited to, product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

GENERAL

         Management believes the Company's adverse financial performance for the periods ending 1998, 1997, and 1996 was influenced primarily by a longer than expected ramp-up period under the new strategic direction as defined in the Company's 1995 restructuring plan (the "Plan"). The Plan focused the Company on the clinical immunology market with an emphasis on allergy and autoimmune testing as the areas for development and revenue growth while maintaining a position in urinalysis and hematology. Associated with the implementation of the Plan, the Company recorded net costs in 1995 of $1,734,000, which arose from the divestiture and discontinuance of several product lines outside the new strategic direction. The Plan anticipated:

o        A phase-out of discontinued products with a related loss of revenues.
         Total revenues related to the divested or discontinued product lines accounted for approximately 0%, 5%, and 14% of the Company's total revenues for 1998, 1997, and 1996, respectively.

o A decline in allergy sales within the Company's existing manual and semi-automated diagnostic system-based products due to competition, emerging technologies, and in the USA, the effects of the Clinical Laboratories Improvement Amendments of 1988, which became fully effective in 1992 and caused a market shift from physician office laboratories toward larger clinical laboratories.

o Increased spending levels to develop and market a new generation of products, in particular, the HY-TEC automated diagnostic system and related products which were designed to meet the needs of the larger laboratories.

         In response to the foregoing, management has implemented, or is planning, certain actions as described below:

o Maintain focus on clinical immunology revenue growth. While total Company sales have declined by approximately 4.6%, 4.0%, and 20.3% in 1998, 1997, and 1996, respectively, sales in the core clinical immunology products have increased by 6.7%, 2.3%, and 0.2% over the same periods. In addition, within the core clinical immunology products, new products acquired or developed for the HY-TEC automated instrument platform and the autoimmune market have increased by approximately 46.0%, 90.4%, and 74.0% in 1998, 1997, and 1996,
         respectively, which more than offset the declines in the pre-existing manual and semi-automated equipment-based products. Sales and marketing efforts will be supported in 1999 by the addition of the HY-TEC 288 instrument, which was launched in Europe in October 1998 and in the USA in February 1999.

o Work force reductions related to: consolidation of facilities, completed development projects, and general organizational re-engineering have reduced the Company's headcount by approximately 7% from December 31, 1997 to December 31, 1998. The Company expects these actions to reduce expenses by approximately $600,000 per year.

o During 1998, the Company consolidated its California operations into its Garden Grove facility. The annual savings in rent expense and related taxes for the closed facility are approximately $325,000, net of depreciation expense on leasehold improvements made to accommodate the consolidation.

ACQUISITIONS

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

         The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures, and markets a broad line of test kits for diagnosis of autoimmune disease.

         The pro-forma results of operations computed as if Cogent had been purchased January 1, 1996 would not be materially different from actual reported results of operations.

         In 1994, the Company acquired MSI and recorded total goodwill resulting from the acquisition of approximately $2,829,000. During 1998, changes in the market place, the introduction of new technologies by competitors, and the loss of the Company's sole distributor of the MSI product line caused the goodwill related to the acquisition to be considered impaired. As a result of this impairment, the Company recorded a non-cash pre-tax charge of $2,248,000 relating to MSI goodwill. This writedown eliminates all remaining goodwill related to this acquisition. (See Note 12 to the Consolidated Financial Statements.)

RESULTS OF OPERATIONS

1998 COMPARED TO 1997 Overall, 1998 sales decreased 4.6% compared to 1997. Revenue declines were due primarily to the trailing effect of discontinued and non-core products which decreased $1,914,000 compared to 1997. This was partially offset by the growth in the core clinical immunology product lines which had increases of $1,035,000 compared to 1997. The delay in the launch of the HY-TEC 288 instrument system from an original second quarter 1998 target launch date to an actual launch date of October 1998 also negatively impacted revenues for the 1998 year. Additionally, the Company's revenue is affected by continued pressures in the health care industry for cost controls and the Company anticipates that these pricing pressures will continue in the future.

         Gross profit as a percentage of sales decreased from 51.9% in 1997 to 50.3% in 1998 due primarily to the increased costs related to the reconfiguring of the allergy and autoimmune product lines to accommodate the HY-TEC 288 launch as well as the effect of the HY-TEC instrument sales to our distributor partners, which are sold at reduced prices in order to facilitate instrument placements. Continued pricing pressures in the health care industry also contributed to the decrease in gross profit.

         Selling, general, and administration expenses decreased $314,000 in 1998 over 1997 primarily as a result of cost containment efforts which included the consolidation of the Irvine operations into the Company's Garden Grove facility. The Irvine facility closure resulted in savings of approximately $272,000 from reduced rent and related expenses and gains realized from the sale of redundant assets. In addition, headcount reductions, postponements in filling certain open positions, and other cost containment efforts reduced expenses by a further $311,000. The Company also realized a gain on the sale of its Portland, Maine facility of approximately $231,000. These cost savings were partially offset by the negotiated separation of the Company's prior president and chief executive officer during the third quarter of over $500,000.

         Research and development costs decreased $498,000 (15% of sales in 1997 versus 13% in 1998) primarily due to the completion of several projects related to the HY-TEC 288 instrument system as it approached its commercial launch.

         Interest income decreased $111,000 over prior year due to lower average monthly balances in cash and investments during the year as compared to 1997. Interest expense related to the debt incurred for the purchase of Cogent was $171,000 in 1998 as compared to $86,000 in 1997.

         The provision (benefit) for income taxes increased substantially from ($685,000) to $2,618,000 due to a non-cash charge of $3,189,000 in 1998 related to the increase of the deferred tax valuation allowance thereby eliminating the carrying value of deferred tax assets from the balance sheet. (See Note 8 to the Consolidated Financial Statements.)

1997 COMPARED TO 1996 Overall, 1997 sales decreased 4% compared to 1996. Revenue declines were due to loss of sales resulting from discontinued product lines. 1997 sales of these products were $842,000 compared to $2,785,000 in 1996. These revenue losses were partially offset by $768,000 of revenues generated by Cogent since the 1997 date of acquisition and growth in the other continuing product lines.

         Gross profit as a percentage of sales decreased from 54.5% in 1996 to 51.9% in 1997 due primarily to the lower margins of our German operation and continued pricing pressures from our customers.

         Selling, general and administration expenses increased $257,000 in 1997 over 1996 due primarily to the inclusion of approximately $433,000 of these costs at Cogent since its acquisition in July 1997, and at the Company's new subsidiary in France.

         Research and development costs increased $161,000 (14% of sales in 1996 versus 15% in 1997) primarily due to the direct costs incurred for the HY-TEC 288 instrument development program. As part of the acquisition of Cogent, the Company allocated a significant portion of the purchase price to acquired in-process research and development which it charged against current operations in 1997. (See Note 3 to the Consolidated Financial Statements.)

         Interest income decreased $167,000 over prior year due to lower average monthly balances in cash and investments during the year as compared to 1996. Interest expense was $86,000 in 1997 as the Company incurred debt for the purchase of Cogent.

         The benefit from income taxes increased substantially from $6,000 to $685,000 due to higher losses in 1997. The acquired in-process R&D expense write-off of $3,300,000 was not tax deductible.

FINANCIAL CONDITION

         The Company's working capital decreased $3,421,000 from December 31, 1997 to December 31, 1998. The decrease was due primarily to the non-cash transactions involving the increase of the deferred tax asset valuation allowance for current deferred taxes (See note 8 to the consolidated financial statements) and the increase to the current portion of long term debt. In addition, the company utilized working capital on purchases of HY-TEC equipment in support of the "reagent rental" sales program ($1,253,000) and in facility modifications necessary to consolidate the Irvine office into the Garden Grove facility ($400,000). These decreases were partially offset by the proceeds from the sale of the Portland, Maine, facility ($953,000) and proceeds from the sales of redundant assets arising from the consolidation of the Irvine and Garden Grove facilities ($250,000).

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

         The Company has a line of credit which provides for borrowings of up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At December 31, 1998, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 1998, the Company's interest rate was 7.26%.

         The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements ("Other Ratio"). At December 31, 1998, the Company was not in compliance with the minimum tangible net worth requirement nor the Other Ratio requirement and obtained waivers from the bank. Subsequent to December 31, 1998, the bank modified the restrictive covenants bringing the Company into full compliance. The Company believes it will be able to meet the modified requirements through the remainder of the credit term. The Company intends upon renewing its line of credit on substantially consistent terms with the bank upon maturity of the line in July 1999.

         In addition, the Company has outstanding notes in the amount of $1,270,000. These notes were issued to the seller group in executing the acquisition of Cogent. The notes are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments which commenced in July 1998. (See Note 3 to Consolidated Financial Statements.)

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If the computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. The potential for failures and errors spans all aspects of our business, including information technology ("IT") systems: computer hardware and software, voice and data networks; non-information technology ("Non-IT") related systems: copiers and fax machines, security and building infrastructure support systems; third party considerations; and products.

         STATE OF READINESS The Company has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for the Company and is responsible for coordinating and inspecting compliance activities in all business units. The compliance program requires all business units and locations to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. In addition, the Company is in the process of identifying, prioritizing, and communicating with critical suppliers, distributors, and customers to determine the extent to which the Company may be vulnerable in the event those parties fail to properly identify and remediate their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated through questionnaires, interviews, and other available means. The Company intends to monitor the progress made by those parties, test critical system interfaces, and formulate appropriate contingency and business continuation plans to address third-party issues identified through its evaluations and assessments.

         Based upon its identification and assessment efforts to date, the Company presently believes that the year 2000 issue will not pose significant operational problems or have a material adverse impact on the Company's financial position or results of operations. However, certain of its computer equipment, software and non-information technology related equipment will require replacement or modification. System upgrades completed to date include the Company's information systems primary operating software and hardware; the primary business applications which include the manufacturing, inventory, and billing modules; and certain Non-IT applications such as the telephone switchboard system and the internal communications network. Upgrades currently in process are the general ledger, fixed asset, and payroll administration applications.

         The Company presently believes that its planned modifications or replacements of certain existing computer equipment and software will be completed on a timely basis so as to avoid any of the potential Year 2000-related disruptions or malfunctions of its computer equipment and software that it has identified. In addition, in the ordinary course of business, the Company periodically replaces computer equipment and software, and in so doing, seeks to acquire only Year 2000 compliant software and hardware.

         COSTS The Company will primarily use internal resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $100,000 and is being funded through operating cash flows.

         RISKS The company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 issue is the failure of a supplier, including utility suppliers, to become Year 2000 compliant, which could result in the temporary interruption of the supply of necessary products or services to a manufacturing facility. This could result in interruptions in production for a period of time, which in turn could result in potential lost sales and profits. Additionally, marketing and administrative expense could increase if automated functions would need to be performed manually. Additionally, many of the Company's customers are directly or indirectly dependent on insurance or entitlement programs for reimbursement on products or services provided. The Company's cash flow could be adversely impacted as a result of its customer's experiencing a slow down of reimbursements due to a failure on the part of the insurance carriers or entitlement program administrators to become Year 2000 compliant.

         The costs of the Year 2000 project and the dates on which the company believes it will complete the Year 2000 modifications and testing are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those currently anticipated. Examples of factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and embedded technology, and similar uncertainties. In addition, there can be no guarantee that the systems or products of other entities, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a material adverse effect on the company.

         CONTINGENCY PLANS The Company's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. These plans could include, but are not limited to, material banking, use of alternate suppliers, and development of alternate means to process orders. The Company expects to have its contingency plans in place by October 31, 1999. In addition, the Company is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact, if any, of adopting this new standard. The accounting and disclosures prescribed by SFAS No. 133 are effective for fiscal years beginning after June 15, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting its debt.

FOREIGN CURRENCY

         Approximately 28% of the Company's net sales in fiscal 1998 was generated by the Company's foreign subsidiaries ("Foreign Subs"). The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies which are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred. In addition, the Company has outstanding notes in the amount of $1,270,000 which were issued to acquire Cogent Diagnostics LTD in 1997. These notes are payable in British Pounds and therefore create a foreign exchange risk. The Company has hedged this firm commitment with a forward exchange contract. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transactions occurs.

         For financial reporting purposes, the Foreign Subs' statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs' results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 1998, the net impact to the Company's reported sales from the effect of exchange rate fluctuations was immaterial.

         Certain countries in which the Company operates adopted the Euro as a legal currency effective January 1, 1999. Euro notes and coins are expected to begin circulation after a three-year transition period on January 1, 2002. The Company's information systems are capable of processing transactions in Euros. In addition, the Company is planning to upgrade its information systems through fiscal 2000 to enhance its capability to process transactions and keep records in Euros. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the Euro conversion to be material.

INTEREST RATES

         At December 31, 1998, $1,000,000 was outstanding on the Company's line of credit. Advances under the line bear interest at the prime rate or at LIBOR plus 2%. The weighted average interest rate for the year ended December 31, 1998 was 8.09%. If rates were to increase by 10%, the estimated impact on the Company's Consolidated Financial Statements would be to reduce net income by approximately $8,000 before taxes based on amounts outstanding and rates in effect at December 31, 1998.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                           Page Number
                                                           -----------
Independent Auditors' Report                                  19
Consolidated Balance Sheets as of                            20-21
  December 31, 1998 and 1997
Consolidated Statements of Operations and                     22
  Comprehensive Operations for the years
  ended December 31, 1998, 1997, and 1996
Consolidated Statements of Stockholders'                      23
  Equity for the years ended December 31,
  1998, 1997, and 1996
Consolidated Statements of Cash                              24-25
  Flows for the years ended December 31,
  1998, 1997, and 1996
Notes to Consolidated Financial Statements                   26-38

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hycor Biomedical Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 19, 1999

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


              ASSETS                                                 1998              1997
              ------                                             ------------      ------------
CURRENT ASSETS (Note 6):
  Cash and cash equivalents                                      $    655,716      $    814,908
  Investments (Note 4)                                              1,266,935         1,490,192
  Accounts receivable, net of allowance for
    doubtful accounts of $211,482 and
    $120,684 in 1998 and 1997, respectively                         3,022,618         3,312,857
  Inventories (Note 5)                                              4,268,949         3,772,777
  Prepaid expenses and other current assets                           424,597           562,671
  Deferred income tax asset (Note 8)                                       --         1,726,000
                                                                 ------------      ------------
      Total current assets                                          9,638,815        11,679,405
                                                                 ------------      ------------
PROPERTY AND EQUIPMENT, at cost (Note 6) :
  Land and buildings                                                       --         1,432,639
  Leasehold improvements                                            2,085,298         1,706,625
  Machinery and equipment                                           6,382,511         7,128,263
  Furniture, fixtures, and office equipment                         2,054,648         2,334,628
                                                                 ------------      ------------
                                                                   10,522,457        12,602,155

  Accumulated depreciation and amortization                        (6,283,497)       (7,358,809)
                                                                 ------------      ------------
       Property and equipment, net                                  4,238,960         5,243,346
                                                                 ------------      ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $858,678 and
  $1,101,528 in 1998 and 1997, respectively (Notes 3 and 12)        2,012,348         4,363,971
DEFERRED INCOME TAX ASSET (Note 8)                                         --           854,000
OTHER ASSETS                                                           92,586           160,174
                                                                 ------------      ------------
       Total assets                                              $ 15,982,709      $ 22,300,896
                                                                 ============      ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



LIABILITIES AND STOCKHOLDERS' EQUITY                        1998              1997
------------------------------------                    ------------      ------------
CURRENT LIABILITIES:
  Accounts payable                                      $  1,101,879      $  1,247,642
  Accrued liabilities                                      1,321,329           774,177
  Accrued payroll expenses                                   377,609           613,698
  Current portion of long-term debt                        1,826,706           611,159
                                                        ------------      ------------
      Total current liabilities                            4,627,523         3,246,676
                                                        ------------      ------------

Long-term debt (Note 6)                                      678,491         2,240,240
                                                        ------------      ------------
      Total Liabilities                                    5,306,014         5,486,916
                                                        ------------      ------------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (Note 7):
  Preferred stock, $.01 par value;
    authorized - 3,000,000 shares;
    none outstanding                                              --                --
  Common stock, $.01 par value;
    authorized - 20,000,000 shares;
    issued and outstanding: 7,283,456
    shares in 1998 and 7,156,954 shares in 1997               72,835            71,570
  Paid-in capital                                         12,420,520        12,271,207
  Retained earnings (accumulated deficit)                 (1,621,204)        4,978,890
  Accumulated other comprehensive loss                      (195,456)         (507,687)
                                                        ------------      ------------
      Total stockholders' equity                          10,676,695        16,813,980
                                                        ------------      ------------
         Total liabilities and stockholders' equity     $ 15,982,709      $ 22,300,896
                                                        ============      ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                   1998              1997              1996
                                                               ------------      ------------      ------------
NET SALES                                                      $ 18,410,255      $ 19,288,537      $ 20,083,610
COST OF SALES                                                     9,150,505         9,286,564         9,145,300
                                                               ------------      ------------      ------------
      Gross profit                                                9,259,750        10,001,973        10,938,310
                                                               ------------      ------------      ------------
OPERATING EXPENSES:
  Selling, general, and administrative                            8,572,099         8,885,984         8,628,939
  Research and development                                        2,391,893         2,889,393         2,728,796
  Acquired In-process research and development (Note 3)                  --         3,300,000                --
  Impairment loss on long-lived assets (Note 12)                  2,247,861                --                --
                                                               ------------      ------------      ------------
                                                                 13,211,853        15,075,377        11,357,735
                                                               ------------      ------------      ------------
OPERATING LOSS                                                   (3,952,103)       (5,073,404)         (419,425)

INTEREST EXPENSE                                                   (171,010)          (85,796)               --
INTEREST INCOME                                                     124,742           236,000           403,314
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS                         16,277           (15,451)           26,663
                                                               ------------      ------------      ------------
(LOSS) INCOME BEFORE INCOME TAX PROVISION (BENEFIT)              (3,982,094)       (4,938,651)           10,552

INCOME TAX PROVISION (BENEFIT) (Note 8)                           2,618,000          (685,000)           (6,000)
                                                               ------------      ------------      ------------
NET (LOSS) INCOME                                              $ (6,600,094)     $ (4,253,651)     $     16,552
                                                               ============      ============      ============

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)                  $      (0.91)     $      (0.60)     $       0.00
                                                               ============      ============      ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

NET (LOSS) INCOME                                              $ (6,600,094)     $ (4,253,651)     $     16,552

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Foreign currency translation adjustments                         309,075          (539,079)         (223,170)
   Unrealized gains (losses) on securities:
      Unrealized gains (losses) on securities                         2,833              (725)          (18,396)
      Plus: reclassification adjustment for losses
       included in net income                                           323            24,517             9,678
                                                               ------------      ------------      ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                       312,231          (515,287)         (231,888)
                                                               ------------      ------------      ------------
COMPREHENSIVE LOSS                                             $ (6,287,863)     $ (4,768,938)     $   (215,336)
                                                               ============      ============      ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                             Common Stock                           Retained       Accumulated
                                         ---------------------                      Earnings          Other
                                         Number of      Par         Paid-in       (Accumulated    Comprehensive
                                           Shares      Value        Capital          Deficit)     Income (Loss)        Total
                                         --------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996               7,730,291    $ 77,303    $ 14,806,686    $  9,215,989    $    239,488     $ 24,339,466
ISSUANCE OF COMMON STOCK,
 PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related
 income tax benefits (Note 9)               76,672         767         178,452              --              --          179,219
COMMON STOCK PURCHASED                    (588,900)     (5,889)     (2,379,502)             --              --       (2,385,391)
NET INCOME                                      --          --              --          16,552              --           16,552
OTHER COMPREHENSIVE LOSS                        --          --              --              --        (231,888)        (231,888)
                                         --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996             7,218,063      72,181      12,605,636       9,232,541           7,600       21,917,958

ISSUANCE OF COMMON STOCK,
 PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related
 income tax benefits (Note 9)               95,291         953         131,587              --              --          132,540
COMMON STOCK PURCHASED                    (156,400)     (1,564)       (466,016)             --              --         (467,580)
NET LOSS                                        --          --              --      (4,253,651)             --       (4,253,651)
OTHER COMPREHENSIVE LOSS                        --          --              --              --        (515,287)        (515,287)
                                         --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997             7,156,954      71,570      12,271,207       4,978,890        (507,687)      16,813,980

ISSUANCE OF COMMON STOCK,
 PRINCIPALLY UNDER EMPLOYEE
 BENEFIT PLANS, including related
 income tax benefits (Note 9)              126,502       1,265         149,313              --              --          150,578
NET LOSS                                        --          --              --      (6,600,094)             --       (6,600,094)
OTHER COMPREHENSIVE INCOME                      --          --              --              --         312,231          312,231
                                         --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             7,283,456    $ 72,835    $ 12,420,520    $ (1,621,204)   $   (195,456)    $ 10,676,695
                                         ======================================================================================


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                            1998           1997           1996
                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     $(6,600,094)   $(4,253,651)   $    16,552
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         1,701,642      1,626,731      1,765,099
    Provision for doubtful accounts receivable                              162,174        (15,641)       (20,815)
    Deferred income tax provision                                         2,580,000       (318,000)       676,000
    Noncash gain on foreign currency transactions                                --             --        (26,663)
    Acquired in-process research and development write-off                       --      3,300,000             --
    Impairment loss on long-lived assets                                  2,247,861             --             --
    Change in assets and liabilities, net of effects of
      acquisitions, dispositions and foreign currency adjustments:
      Accounts receivable                                                   127,203        152,631        626,849
      Income tax receivable                                                      --       (409,317)      (352,792)
      Inventories                                                          (446,028)       264,986         (4,128)
      Prepaid expenses and other current assets                             147,128       (177,356)        82,697
      Other assets                                                           12,146        169,199         11,050
      Accounts payable                                                     (155,427)      (427,346)        89,246
      Accrued liabilities                                                   555,175       (546,274)      (512,684)
      Accrued payroll expenses                                             (243,105)        29,755       (418,744)
                                                                        -----------    -----------    -----------
          Total adjustments                                               6,688,769      3,649,368      1,915,115
                                                                        -----------    -----------    -----------
    Net cash provided by (used in) operating activities                      88,675       (604,283)     1,931,667
                                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                        205,247      3,200,842      1,543,046
  Purchases of property and equipment                                    (1,507,811)    (1,578,892)    (1,655,492)
  Purchases of intangible assets                                            (92,566)      (118,167)       (33,344)
  Proceeds from sales of property and equipment                           1,247,395         38,650         32,300
  Direct costs of acquisition                                                    --       (244,066)       (38,666)
  Proceeds from collection of notes receivable                               95,193        207,839         27,308
  Business acquisitions, net of cash acquired                                    --     (1,391,515)            --
                                                                        -----------    -----------    -----------
    Net cash (used in) provided by investing activities                     (52,542)       114,691       (124,848)
                                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                   49,370      1,000,000             --
  Principal payments on long-term debt                                     (398,565)       (23,168)            --
  Proceeds from issuance of common stock                                    150,578        132,540        179,219
  Purchases of Hycor common stock                                                --       (467,580)    (2,385,391)
                                                                        -----------    -----------    -----------
    Net cash (used in) provided by financing  activities                   (198,617)       641,792     (2,206,172)

                                                                        -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       3,292         31,304         (2,702)

                                                                        -----------    -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (159,192)       183,504       (402,055)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                814,908        631,404      1,033,459
                                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   655,716    $   814,908    $   631,404
                                                                        ===========    ===========    ===========


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                      1998          1997           1996
                                                                  -----------   -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year - interest                            $   177,701   $    64,908             --
                            - income taxes                        $    18,221   $    63,832    $   330,650

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS-
During 1997, the Company acquired certain businesses in
   transactions summarized as follows:
     Fair value of assets acquired                                $        --   $ 1,214,776    $        --
     Acquired in-process research and development                          --     3,300,000             --
     Issuance of notes payable to previous owners                          --    (1,573,779)            --
     Cash paid, net of cash acquired                                       --    (1,391,515)            --
                                                                  -----------   -----------    -----------
        Liabilities assumed, including costs of acquisition       $        --   $ 1,549,482    $        --
                                                                  ===========   ===========    ===========
Reduction of goodwill and accrued income taxes payable due
to utilization of Ventrex acquired net operating losses,
credit carryforwards, and other timing differences                $        --   $        --    $    57,000
                                                                  ===========   ===========    ===========


                See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997, and 1996

NOTE 1:  DESCRIPTION OF BUSINESS AND MANAGEMENT PLANS

DESCRIPTION OF BUSINESS Hycor Biomedical Inc. ("Hycor" or the "Company") is engaged in developing, manufacturing, and marketing medical and diagnostic products. The Company's products are primarily used in the clinical laboratory and specialty physician markets in the United States and Europe. The majority of sales are through independent and clinical laboratory distributors.

MANAGEMENT PLANS Management believes the Company's adverse financial performance for the periods ending 1998, 1997, and 1996 was influenced primarily by a longer than expected ramp-up period under the new strategic direction as defined in the Company's 1995 restructuring plan (the "Plan"). The Plan focused the Company on the clinical immunology market with an emphasis on allergy and autoimmune testing as the areas for development and revenue growth while maintaining a position in urinalysis and hematology. Associated with the implementation of the Plan, the Company recorded net costs in 1995 of $1,734,000, which arose from the divestiture and discontinuance of several product lines outside the new strategic direction. The Plan anticipated:

o        A phase-out of discontinued products with a related loss of revenues.
         Total revenues related to the divested or discontinued product lines accounted for approximately 0%, 5%, and 14% of the Company's total revenues for 1998, 1997, and 1996, respectively.

o A decline in allergy sales within the Company's existing manual and semi-automated diagnostic system-based products due to competition, emerging technologies, and in the USA, the effects of the Clinical Laboratories Improvement Amendments of 1988, which became fully effective in 1992 and caused a market shift from physician office laboratories toward larger clinical laboratories.

o Increased spending levels to develop and market a new generation of products, in particular, the HY-TEC automated diagnostic system and related products which were designed to meet the needs of the larger laboratories.

In response to the foregoing, management has implemented, or is planning, certain actions as described below:

o Maintain focus on clinical immunology revenue growth. While total Company sales have declined by approximately 4.6%, 4.0%, and 20.3% in 1998, 1997, and 1996, respectively, sales in the core clinical immunology products have increased by 6.7%, 2.3%, and 0.2% over the same periods. In addition, within the core clinical immunology products, new products acquired or developed for the HY-TEC automated instrument platform and the autoimmnue market have increased by approximately 46.0%, 90.4%, and 74.0% in 1998, 1997, and 1996,
         respectively, which more than offset the declines in the pre-existing manual and semi-automated equipment-based products. Sales and marketing efforts will be supported in 1999 by the addition of the HY-TEC 288 instrument, which was launched in Europe in October 1998 and in the USA in February 1999.

o Work force reductions related to: consolidation of facilities, completed development projects, and general organizational re-engineering have reduced the Company's headcount by approximately 7% from December 31, 1997 to December 31, 1998. The Company expects these actions to reduce expenses by approximately $600,000 per year.

o During 1998, the Company consolidated its California operations into its Garden Grove facility. The annual savings in rent expense and related taxes for the closed facility are approximately $325,000, net of depreciation expense on leasehold improvements made to accommodate the consolidation.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION The consolidated financial statements include the accounts of Hycor Biomedical Inc. and its wholly-owned subsidiaries. All material intercompany amounts and transactions have been eliminated.

FOREIGN CURRENCY The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS Derivative financial instruments are used by the Company in the management of its foreign currency exposures on firm commitments. The Company has entered into forward exchange contracts to hedge its outstanding notes, issued in 1997 in the acquisition of Cogent Diagnostics LTD, which are payable in British pounds. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

CASH EQUIVALENTS Cash equivalents are deemed to be highly liquid investments with an original maturity of three months or less.

INVESTMENTS The Company accounts for investments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998 and 1997, marketable equity and debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

CREDIT RISK Most of the Company's business activity is with medical products distributors that are primarily located in the United States and Europe. The Company grants normal trade credit to customers without requiring collateral or other security. The Company maintains reserves for potential credit losses, and those losses have been within management's expectations.

INVENTORIES Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from three to twenty years. Leasehold improvements are amortized over the life of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred. Additions and improvements are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks, and license fees which are recorded at cost. Goodwill is amortized over 10 to 15 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over the assets' estimated useful lives which range from 5 to 15 years. The Company assesses the recoverability of its goodwill on an annual basis or whenever adverse events occur or changes in circumstances or business climate indicate that expected undiscounted future operating cash flows may not be sufficient to support recorded goodwill. If expected undiscounted operating cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill. (See Note 12).

OTHER ASSETS Other assets consist primarily of notes receivable and long-term deposits.

LONG-LIVED ASSETS The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

STOCK-BASED COMPENSATION The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

INCOME TAXES The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for differences between the bases of assets and liabilities for financial and tax reporting purposes. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

REVENUE RECOGNITION Revenue on product sales is recognized when products are shipped.

EARNINGS PER SHARE As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's historical earnings per share computation. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128. Common stock equivalents have been excluded from the calculation of diluted EPS in loss years as the impact is anti-dilutive. Basic earnings per share approximates diluted earnings per share for each period represented. The numbers of shares used in computing earnings per share are as follows:

                                       1998            1997             1996
------------------------------------------------------------------------------
Weighted average number
 of shares outstanding              7,217,928       7,134,077        7,598,969
Common stock equivalents                  N/A             N/A          124,386
------------------------------------------------------------------------------

                                    7,217,928       7,134,077        7,723,355
==============================================================================

COMPREHENSIVE INCOME Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has shown the computation of other comprehensive income
(loss), net of tax. The tax effects of each component of other comprehensive income (loss) for each of the years presented was insignificant.

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

RECLASSIFICATIONS Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact, if any, of adopting this new standard. The accounting and disclosures prescribed by SFAS No. 133 are effective for fiscal years beginning after June 15, 1999.

NOTE 3:  ACQUISITION

         On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three-year notes to the seller group. Such notes are secured by a majority of the outstanding shares of Cogent. The cash portion of the Cogent acquisition was partially financed through bank borrowings of $1,000,000. The Company also incurred direct costs of approximately $244,000 related to the acquisition.

         The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price less net book value acquired to $254,000 of identified intangible assets, $3,300,000 of acquired in-process research and development, and $138,000 of goodwill. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed in accordance with Interpretation 4 of APB Opinion No. 16 "Business Combinations."

         The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures, and markets a broad line of test kits for diagnosis of autoimmune disease.

         The pro-forma results of operations computed as if Cogent had been purchased January 1, 1996, would not be materially different from actual reported results of operations.

NOTE 4:  INVESTMENTS

         Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within one to two years. As of December 31, 1998, such investments cost and fair value were $1,261,479 and $1,266,935, respectively. As of December 31, 1997, the cost and fair value were $1,489,999 and $1,490,192, respectively.

         Gross unrealized holding gains at December 31, 1998 and 1997, were $5,832 and $1,974, offset by unrealized holding losses of $376 and $1,781, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. During 1998, the Company sold investments with an aggregate book value of $205,785 for total cash proceeds of $205,247, resulting in a net realized loss of $538. During 1997, the Company sold investments with an aggregate book value of $3,241,033 for total cash proceeds of $3,200,842, resulting in a net realized loss of $40,191.

NOTE 5:  INVENTORIES

         Inventories at December 31, 1998 and 1997 consisted of:

                                            1998                   1997
--------------------------------------------------------------------------
               Raw materials              $1,040,529            $1,141,205
               Work-in-process             1,420,231             1,280,960
               Finished goods              1,808,189             1,350,612
--------------------------------------------------------------------------
                                          $4,268,949            $3,772,777
==========================================================================

NOTE 6:  LONG-TERM DEBT

         The Company has a line of credit which provides for borrowings up to $2,000,000 and expires in July 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At December 31, 1998, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 1998, the Company's interest rate was based upon LIBOR and was 7.26%.

         The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 1998, the Company was either in compliance with such covenants or had obtained applicable waivers.

         The Company has outstanding notes in the amount of $1,270,000. These notes were issued to the seller group in executing the acquisition of Cogent. The notes are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. The note provides for principal payments which are due in three equal annual installments which commenced in July 1998. In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating $235,000 with a weighted average interest rate of approximately 9%.

Principal payments on long-term debt are due approximately as follows:


                  Year                                                Amount
------------------------------------------------------------------------------
                  1999                                              $1,826,706
                  2000                                                 587,712
                  2001                                                  58,429
                  2002                                                  29,323
                  2003                                                   3,027
                  Thereafter                                                --
------------------------------------------------------------------------------
                                                                    $2,505,197
==============================================================================

NOTE 7:  STOCKHOLDERS' EQUITY

         In December 1998, the Company granted warrants to purchase 150,000 shares of the Company's common stock at $1.44 per share, which was equal to the fair market value of the stock at the date of grant, to certain consultants of the Company.

         The Company will record compensation expense equivalent to the fair value of the warrants, totaling $80,386, over the two-year vesting period commencing in fiscal 1999.

NOTE 8:  INCOME TAXES

         The income tax provision (benefit) consists of the following:

                        1998                    1997                    1996
--------------------------------------------------------------------------------
Current:
  Federal           $        --             $    70,000             $  (351,000)
  State                  38,000                 (54,000)                  4,000
  Foreign                    --                (383,000)               (335,000)
--------------------------------------------------------------------------------
  Total                  38,000                (367,000)               (682,000)

Deferred:
  Federal             1,576,000                (276,000)                648,000
  State                 437,000                 (42,000)                (44,000)
  Foreign               567,000                      --                  72,000
--------------------------------------------------------------------------------
  Total               2,580,000                (318,000)                676,000
--------------------------------------------------------------------------------
                    $ 2,618,000             $  (685,000)            $    (6,000)
================================================================================

         A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                                1998                1997                1996
-----------------------------------------------------------------------------------------------
Provision computed at federal
 statutory rate                             $(1,393,000)        $(1,728,000)        $     4,000
Increase (decrease) resulting from:
 State taxes, net                                62,000             (63,000)            (26,000)
 In-Process research and development                 --           1,155,000                  --
 Foreign tax rate differential                       --             (52,000)             (2,000)
 Research and development credits                    --            (110,000)            (75,000)
 Foreign sales corporation                           --             (12,000)            (35,000)
 Intangibles                                    774,000              49,000              46,000
 Meals and entertainment                          9,000              17,000              15,000
 Other                                          (23,000)             59,000              67,000
 Valuation Allowance                          3,189,000                  --                  --
-----------------------------------------------------------------------------------------------
                                            $ 2,618,000         $  (685,000)        $    (6,000)
===============================================================================================

         The components of the Company's deferred income tax benefit as of December 31, 1998 and 1997, are as follows:

                                                     1998                1997
--------------------------------------------------------------------------------
Allowance for doubtful accounts                  $    78,000         $    21,000
Inventory reserves                                   157,000             104,000
Depreciation                                        (128,000)           (264,000)
Accrued payroll                                      191,000              53,000
Tax credits                                          791,000             507,000
Net operating loss carryforwards                   3,391,000           3,607,000
Deferred state taxes                                   2,000            (122,000)
Capital loss carryforwards                            24,000              17,000
Unrealized foreign exchange gain                     (65,000)            (65,000)
Other                                                 53,000              27,000
--------------------------------------------------------------------------------
         Subtotal                                  4,494,000           3,885,000

Valuation allowance                               (4,494,000)         (1,305,000)
--------------------------------------------------------------------------------
Total                                            $        --         $ 2,580,000
================================================================================

         The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to SFAS No. 109. During 1998, the Company determined that a valuation allowance for the entire net deferred tax asset is required.

         As of December 31, 1998, the Company has approximately $9.0 million and $4.8 million of federal and state domestic net operating loss carryforwards, respectively, currently expiring on an annual basis through 2018. In addition, the Company has foreign net operating loss carryforwards of approximately $1.6 million currently expiring on an annual basis through 2003. Utilization of a portion the net operating losses has been limited, due to a change in ownership, to approximately $892,000 per year by Internal Revenue Code Section 382.

NOTE 9:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS At December 31, 1998, the Company had reserved 1,538,434 shares of common stock for issuance to employees and directors under five stock option plans. Options are generally granted at fair market value and become exercisable over periods of up to 10 years. These options generally expire 10 years from the date of grant.

         Option activity under the plans is as follows:


                                                                        Weighted
                                                                         Average
                                                      Number of         Exercise
                                                       Shares            Price
--------------------------------------------------------------------------------
Outstanding, January 1, 1996                          1,098,816        $   3.77
Granted (weighted average fair value of $1.88)          635,500            4.63
Exercised                                                49,000            1.56
Canceled                                                211,500            2.69
                                                      ---------
Outstanding, December 31, 1996 (728,607               1,473,816            4.37
  exercisable at a weighted average price
  of $4.13)
Granted (weighted average fair value of $1.06)          125,000            2.66
Exercised                                                62,000            1.57
Canceled                                                188,500            4.34
                                                      ---------
Outstanding, December 31, 1997 (677,066               1,348,316            4.34
  exercisable at a weighted average price
  of $4.33)
Granted (weighted average fair value of $0.80)          597,500            1.72
Exercised                                                80,549            1.31
Canceled                                                602,333            4.58
                                                      ---------
Outstanding, December 31, 1998                        1,262,934        $   3.18
                                                      =========

         Additional information regarding options outstanding as of December 31, 1998, is as follows:

                                             Options Outstanding               Options Exercisable
                                    -----------------------------------   -----------------------------
                                      Weighted Avg.
                                        Remaining         Weighted Avg.                   Weighted Avg.
    Range of            Number       Contractual Life       Exercise         Number         Exercise
 Exercise Prices      Outstanding         (Yrs)              Price         Exercisable       Price
-------------------------------------------------------------------------------------------------------
  $1.13 - 3.00          684,500            8.8               $1.80            59,000         $2.27
   3.41 - 4.50           78,934            4.8                4.11            72,684          4.10
   4.63 - 4.89          421,000            5.9                4.68           174,917          4.76
   5.75 - 6.63           78,500            2.6                6.24            78,500          6.24
-------------------------------------------------------------------------------------------------------
  $1.13 - 6.63        1,262,934            7.2               $3.18           385,101         $4.56
======================================================================================================

         At December 31, 1998, 275,500 shares were available for grant.

STOCK PURCHASE PLAN The Company has reserved 138,233 shares of its common stock for issuance to employees under an employee stock purchase plan. The plan allows eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the plan was 53,147, 46,384, and 22,724 shares in 1998, 1997, and 1996 at weighted average prices of $1.20, $1.50, and $3.57, respectively.

ADDITIONAL STOCK PLAN INFORMATION As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 72 months following vesting; stock volatility, 37% in 1998, 32% in 1997, and 28% in 1996; risk free interest rates, 5.6% in 1998, 5.8% in 1997, and 6.1% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997, and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                                     1998                1997                1996
                                                  ----------------------------------------------------
Pro-forma net loss                                $(6,683,000)        $(4,442,000)        $  (157,000)
Pro-forma basic and diluted loss per share        $     (1.05)        $     (0.62)        $     (0.02)

401(K) PLAN The Company has established a profit sharing plan under Internal Revenue Code Section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee's contribution and 100 percent of the next one percent of contribution. A portion of the Company's contribution is made in the Company's common stock. The Company issued 5,912, 7,512, and 4,948 shares of its common stock under this plan in 1998, 1997, and 1996, respectively. Compensation expense related to these plans was $107,860, $130,750, and $188,525 in 1998, 1997, and 1996, respectively.

NOTE 10:  COMMITMENTS

OPERATING LEASES The Company leases office, laboratory, and warehouse space and laboratory equipment under noncancelable operating leases. In addition, prior to the sale of its Portland, Maine, facility on August 17, 1998, the Company leased the facility to a third party. Lease income for the years ended December 31, 1998, 1997, and 1996 was approximately $140,000, $183,000, and $155,000, respectively. Also, the Company relocated its administrative offices from its Irvine, California, facility to its Garden Grove, California, facility. The Irvine facility was subleased for the remainder of the lease term and will have no material net impact on continuing operating results.

Rental expense under operating leases for the years ended December 31, 1998, 1997, and 1996 was approximately $895,000 (net of sublease income of $154,000), $961,000, and $895,000, respectively. Future annual minimum lease payments, net of minimum sublease income, under the noncancelable operating leases as of December 31, 1998 are as follows:


--------------------------------------------------------------------
                        Gross
                       Minimum          Minimum
                        Lease           Sublease            Total
    Year               Payment           Income             Amount
--------------------------------------------------------------------
    1999             $ 1,143,000        $353,000          $  790,000
    2000               1,143,000         373,000             770,000
    2001                 725,000            --               725,000
    2002                 638,000            --               638,000
    2003                 638,000            --               638,000
    Thereafter         2,150,000            --             2,150,000
--------------------------------------------------------------------
                      $6,437,000        $726,000          $5,711,000
====================================================================

LITIGATION The Company is involved in litigation which is incidental to its business. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11:  SEGMENT INFORMATION

         The Company engages in business activity in only one operating segment which entails the development, manufacture, and sale of medical and diagnostic products with a focus on allergy and autoimmune testing and urinalyis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities. In addition, the Company's products are marketed through a common sales organization and are sold to a similar customer base made up primarily of clinical laboratories and specialty physician offices.

         The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 19% and 12% of net product sales in 1998; 18% and 12% in 1997; and 19% and 15% in 1996. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         In addition to its United States operations, the Company has subsidiaries in Scotland, France, and Germany. Information about the Company's products and operations in different geographic locations is shown below.


Revenues by Product Line:          1998        %         1997       %         1996        %
--------------------------------------------------------------------------------------------
Urinalysis                       $ 9,309      51%      $ 9,095      47%     $ 9,306       46%
Allergy                            5,737      31%        5,637      29%       5,747       29%
Autoimmune                         1,432       8%          711       4%          39        0%
Hematology                           792       4%        1,838      10%       1,344        7%
Other (a)                          1,140       6%        2,008      10%       3,648       18%
                                 -----------------------------------------------------------
                                 $18,410     100%      $19,289     100%     $20,084      100%
                                 ===========================================================

a = Other revenues include revenues from discontinued products $842 and $2,785 for 1997 and 1996, respectively.

Geographical Information:         1998        %         1997         %       1996          %
--------------------------------------------------------------------------------------------
Revenues (b)
    United States                $13,264      72%      $15,010       78%    $16,657       83%
    Foreign:
        Germany                    3,234      18%        3,511       18%      3,427       17%
        Scotland                   1,912      10%          768        4%         --        0%
                                 -----------------------------------------------------------
        Subtotal-Foreign           5,146      28%        4,279       22%      3,427       17%
                                 -----------------------------------------------------------
      Total Revenues             $18,410     100%      $19,289      100%    $20,084      100%
                                 ===========================================================

b = Revenues are allocated to countries based on the source of the product.


Long-Lived Assets (Net):                                                     1998      1997
--------------------------------------------------------------------------------------------
United States                                                               $3,343    $6,671
Foreign:
    Germany                                                                  2,596     2,650
    Scotland                                                                   405       447
                                                                           -----------------
    Subtotal-Foreign                                                         3,001     3,097
                                                                           -----------------
  Total Long-Lived Assets                                                   $6,344    $9,768
                                                                           =================

Deferred Tax Assets                               1998                      1997
--------------------------------------------------------------------------------
    United States                              $ 3,915                   $ 3,590
    Foreign:
        France                                     143                        50
        Germany                                    257                        50
        Scotland                                   175                       195
                                               ---------------------------------
        Subtotal-Foreign                           575                       295
                                               ---------------------------------
    Subtotal                                     4,490                     3,885
                                               ---------------------------------
    Valuation Allowance                         (4,490)                   (1,305)
                                               ---------------------------------
    Total Deferred Tax Assets                  $    --                   $ 2,580
                                               =================================

NOTE 12: IMPAIRMENT LOSS ON LONG-LIVED ASSETS

         In 1994, the Company acquired Medical Specialties International Inc.
(MSI) and recorded total goodwill resulting from the acquisition of approximately $2,829,000. During 1998, changes in the market place, the introduction of new technologies and the loss of the Company's sole distributor of the MSI product line caused the goodwill related to the acquisition to be considered impaired. Impairment of goodwill was determined based on the Company's expected inability to generate positive future operating cash flows to support the recorded value of goodwill. The Company, in accordance with SFAS No. 121 and APB Opinion No. 17 "Intangible Assets", recorded a noncash pre-tax charge of $2,248,000 relating to MSI goodwill and other assets. This write down eliminates all remaining goodwill related to this acquisition.

NOTE 13:  FINANCIAL INSTRUMENTS

A summary of forward exchange contracts is as follows :

                              December 31, 1998                            December 31, 1997
                   -------------------------------------      --------------------------------------
                     US Dollar                     Fair        US Dollar                     Fair
                    Equivalent     Maturity        Value      Equivalent     Maturity        Value
                    ----------     --------        -----      ----------     --------        -----
 British Pounds     $1,015,625    July 1999     $1,037,175    $1,520,156     July 1998    $1,547,541

         The Company is exposed to credit losses in the event of nonperformance by the counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the captions "Election of Directors," "Executive Officers," and "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Executive Compensation" of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included under the caption "Stock Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

    1.         FINANCIAL STATEMENT SCHEDULES

               The following financial schedule is filed as part of this
               Report:

                   Schedule                                          Page
                   Number     Description                           Number
                   ------     -----------                           ------
                    II        Valuation and Qualifying Accounts      S-1


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

                  10(1). Employment Agreement of J. David Tholen, dated January 4, 1999.

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

                  10(6). Employment Agreement of Richard D. Hamill, dated June 20, 1997, previously filed as Exhibit 10(1). to the Company's 10-Q for September 1997, and incorporated herein by reference.

                  10(7). Severance Agreement of Richard D. Hamill, dated October 19, 1998.

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

                  10(28). Investment Banking Agreement by and between Hycor Biomedical Inc. and Schneider Securities, Inc. dated December 3, 1998.

                  21.      Subsidiaries of Hycor Biomedical Inc.

                  23.      Consent of Deloitte & Touche LLP, dated March 26,
                           1999.

                  27.      Financial Data Schedule


(B)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Hycor Biomedical Inc.
                                           (Registrant)

Date:  3/25/99                         By: /s/ J. David Tholen
                                           -------------------------------------
                                           J. David Tholen
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  3/25/99                         By: /s/ J. David Tholen
                                           -------------------------------------
                                           J. David Tholen
                                           President and Chief Executive Officer

Date:  3/25/99                         By: /s/ Samuel D. Anderson
                                           -------------------------------------
                                           Samuel D. Anderson
                                           Chairman

Date:  3/25/99                         By: /s/ David S. Gordon
                                           -------------------------------------
                                           David S. Gordon
                                           Director

Date:  3/25/99                         By: /s/ Reginald P. Jones
                                           -------------------------------------
                                           Reginald P. Jones
                                           Senior Vice President, Chief
                                           Financial Officer,

Date:  3/25/99                         By: /s/ James R. Phelps
                                           -------------------------------------
                                           James R. Phelps
                                           Director

Date:  3/25/99                         By: /s/ Richard E. Schmidt
                                           -------------------------------------
                                           Richard E. Schmidt
                                           Director

Date:  3/25/99                         By: /s/ David A. Thompson
                                           -------------------------------------
                                           David A. Thompson
                                           Director

Date:  3/25/99                         By: /s/ Armando Correa
                                           -------------------------------------
                                           Armando Correa
                                           Director, Finance and
                                           Principal Accounting Officer

                                                                     SCHEDULE II

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 (1)
                                               Acquired
                                 Balance at     and or     Charged to
                                 Beginning     Divested     Costs and                   Balance at
                                  of Year      Allowance    Expenses     Deductions     End of Year
                                 ------------------------------------------------------------------
Allowance for doubtful
  accounts receivable

 1996                            $  136,604    $    --     $(20,815)     $   14,598      $  101,191

 1997                               101,191     53,721      (15,641)         18,587         120,684

 1998                               120,684         --      162,174          71,376         211,482

Allowance for excess, obsolete,
  and short-dated inventory
  balance sheet

 1996                            $1,939,502    $    --     $400,774      $  974,465      $1,365,811

 1997                             1,365,811     58,343      254,966       1,297,694         381,426

 1998                               381,426         --      200,760         165,136         417,050


(1) Cogent Diagnostics Limited acquired on July 21, 1997

                                  EXHIBIT LIST


Exhibit No.                      Name of Exhibit
-----------                      ---------------
10(1).      Employment Agreement of J. David Tholen

10(7).      Severance Agreement of Richard D. Hamill

10(28).     Investment Banking Agreement Between Hycor Biomedical Inc. and
            Schneider Securities

21.         Subsidiaries of Hycor Biomedical Inc.

23.         Consent of Deloitte & Touche LLP, dated March 26, 1999.

27.         Financial Data Schedule