Form 10-Q
period 1999-03-31
HYCOR BIOMEDICAL INC /DE/
filed 1999-05-13
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999
                                     -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _______________


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

               7272 Chapman Avenue, Garden Grove, California 92841
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (714) 933-3000
                                                          ----------------

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding at April 30, 1999
   ----------------------------                    -----------------------------
   Common Stock, $.01 Par Value                              7,283,456

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,        December 31,
ASSETS                                                       1999                 1998
                                                        ------------         ------------
CURRENT ASSETS:                                         (unaudited)
  Cash and cash equivalents                             $    234,359         $    655,716
  Investments                                              1,260,870            1,266,935
  Accounts receivable, net of allowance for
   doubtful accounts of $264,446 and $211,482              3,260,600            3,022,618
  Inventories (Note 2)                                     4,171,979            4,268,949
  Prepaid expenses and other current assets                  343,264              424,597
                                                        ------------         ------------
      Total current assets                                 9,271,072            9,638,815
                                                        ------------         ------------
PROPERTY AND EQUIPMENT, at cost                           10,428,236           10,522,457
  Less accumulated depreciation                           (6,394,706)          (6,283,497)
                                                        ------------         ------------
                                                           4,033,530            4,238,960
                                                        ------------         ------------
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $875,489 and $858,678                    1,885,299            2,012,348
OTHER ASSETS                                                  82,214               92,586
                                                        ------------         ------------
      Total assets                                      $ 15,272,115         $ 15,982,709
                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    804,475         $  1,101,879
  Accrued liabilities                                      1,256,581            1,321,329
  Accrued payroll expenses                                   505,956              377,609
  Current portion - debt (Note 3)                          1,739,171            1,826,706
                                                        ------------         ------------
      Total current liabilities                            4,306,183            4,627,523
                                                        ------------         ------------
Long-Term Debt (Note 3)                                      657,946              678,491
                                                        ------------         ------------
Total Liabilities                                          4,964,129            5,306,014
                                                        ------------         ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                72,835               72,835
  Paid-in capital                                         12,420,520           12,420,520
  Accumulated deficit                                     (1,677,750)          (1,621,204)
  Accumulated other comprehensive loss                      (507,619)            (195,456)
                                                        ------------         ------------
      Total stockholders' equity                          10,307,986           10,676,695
                                                        ------------         ------------

      Total liabilities and stockholders' equity        $ 15,272,115         $ 15,982,709
                                                        ============         ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  -------------------------------
                                                                                     1999                1998
                                                                                  -----------         -----------
NET SALES                                                                         $ 4,761,727         $ 4,691,907
COST OF SALES                                                                       2,383,388           2,320,419
                                                                                  -----------         -----------
      Gross profit                                                                  2,378,339           2,371,488
                                                                                  -----------         -----------
OPERATING EXPENSES
  Selling, general and administrative                                               1,882,953           2,077,464
  Research and development                                                            538,597             626,045
                                                                                  -----------         -----------
                                                                                    2,421,550           2,703,509
                                                                                  -----------         -----------
OPERATING LOSS                                                                        (43,211)           (332,021)

INTEREST EXPENSE                                                                      (34,289)            (45,081)
INTEREST INCOME                                                                        26,796              27,977
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS                                            6,158              (4,976)
                                                                                  -----------         -----------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)                                            (44,546)           (354,101)

INCOME TAX PROVISION (BENEFIT)                                                         12,000            (162,584)
                                                                                  -----------         -----------
NET LOSS                                                                          $   (56,546)        $  (191,517)
                                                                                  ===========         ===========

BASIC AND DILUTED EARNINGS PER SHARE                                              $     (0.01)        $     (0.03)
                                                                                  ===========         ===========

AVE. COMMON SHARES OUTSTANDING                                                      7,283,456           7,171,304


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS                                                                          $   (56,546)        $  (191,517)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Foreign currency translation adjustments                                         (311,407)           (116,483)
    Unrealized gains (losses) on securities:
       Unrealized gains (losses) on securities                                           (756)              3,098
       Plus: reclassification adjustment for losses included in net income                  0                 328
                                                                                  -----------         -----------
OTHER COMPREHENSIVE LOSS, NET OF TAX                                                 (312,163)           (113,057)

COMPREHENSIVE LOSS                                                                $  (368,709)        $  (304,574)
                                                                                  ===========         ===========


                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                        1999              1998
                                                                                      ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (56,546)        $(191,517)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        338,640           454,026
    Provision for doubtful accounts receivable                                            47,130            12,306
    Deferred income tax provision                                                             --            (7,091)
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                                               (335,562)          (46,876)
      Income tax receivable                                                                   --          (144,648)
      Inventories                                                                         33,107           161,698
      Prepaid expenses and other current assets                                           74,380            50,921
      Accounts payable                                                                  (284,710)         (332,725)
      Accrued liabilities                                                                (53,949)         (166,851)
      Accrued payroll expenses                                                           135,606           (61,298)
                                                                                       ---------         ---------
          Total adjustments                                                              (45,358)          (80,538)
                                                                                       ---------         ---------
    Net cash used in operating activities                                               (101,904)         (272,055)
                                                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                                          --           205,247
  Purchases of intangible assets                                                         (15,522)          (12,469)
  Direct costs of acquisition                                                                 --            (6,250)
  Purchases of property, plant and equipment                                            (210,646)         (209,452)
  Proceeds from sale of property and equipment                                                --             1,000
  Proceeds from collection of notes receivable                                            14,735            23,734
                                                                                       ---------         ---------
    Net cash provided by (used in) investing activities                                 (211,433)            1,810
                                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                    --            48,716
  Principal payments on long-term debt                                                  (102,691)          (22,372)
  Proceeds from issuance of common stock                                                      --            51,229
                                                                                       ---------         ---------
    Net cash provided by (used in) financing activities                                 (102,691)           77,573
                                                                                       ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (5,329)           (8,203)

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (421,357)         (200,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           655,716           814,908
                                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 234,359         $ 614,033
                                                                                       =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year - interest                                                 $  38,842         $  50,680
                            - income taxes                                             $  14,446         $   4,532


                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.     BASIS OF PRESENTATION

              In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, the results of operations and the cash flows for the three-month periods ended March 31, 1999 and 1998.

              These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments.

              The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

              The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

              Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Common stock equivalents have been excluded from the calculation of diluted EPS in loss periods as the impact is anti-dilutive.

2.      INVENTORIES

              Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor and manufacturing overhead. Inventories at March 31, 1999 and December 31, 1998 consist of:


                                           3/31/99       12/31/98
                                         ----------     ----------
               Raw materials             $1,056,009     $1,040,529
               Work in process            1,413,690      1,420,231
               Finished goods             1,702,280      1,808,189
                                         ----------     ----------
                                         $4,171,979     $4,268,949
                                         ==========     ==========

3.     LONG TERM DEBT

              The Company has a line of credit which provides for borrowings up to $2,000,000 and expires in July, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At March 31, 1999, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At March 31, 1999, the Company's interest rate was 7.26%. The Company intends upon renewing its line of credit on substantially consistent terms with the bank upon maturity of the line in July 1999.

              The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At March 31, 1999, the Company was in compliance with such covenants.

              The Company has outstanding notes in the amount of $1,190,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD in July 1997. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments which commenced in July, 1998. In addition, the Company and one of the Company's foreign subsidiaries has long term debt, payable to financial institutions, aggregating $207,000 with weighted average interest rate of approximately 9%.

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

        Such factors include, but are not limited to, product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions, including currency risks based on the relative strength or weakness of the U.S. dollar, euro conversions, and Year 2000 issues; and changes in government laws and regulations, including taxes.

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

LIQUIDITY

       The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. The Company increased its working capital $46,000 as of March 31, 1999, compared to December 31, 1998 as a result of normal operations.

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

RESULTS OF OPERATIONS

        During the three-month period ended March 31, 1999, sales increased approximately $70,000 or 2% compared to the same period last year. Sales of discontinued and non-core products decreased $194,000 or 35% while sales of core clinical immunology product lines increased $264,000 or 6% compared to the same period last year. The non-core products accounted for approximately 8% of sales in the three months ended March 31,1999 versus 12% in the same period last year.

       Gross profit as a percentage of product sales decreased for the three-month period from 51% to 50% compared to the same period last year. The decrease in gross profit percentage is due primarily to the effects of HY-TEC instrument sales to our distributor partners, which generate a very low gross margin. Instrument sales accounted for approximately 4% of sales in the three months ended March 31,1999 versus 2% in the same period last year.

       Selling, general and administrative expenses decreased approximately $195,000 or 9% when compared to the same period last year. This decrease was primarily due to cost containment efforts which included the consolidation of the Irvine operation into the Company's Garden Grove facility. The Irvine facility closure resulted in a savings of approximately $84,000 from reduced rent and related expenses. Headcount reduction, postponement in filling certain open positions, and other cost containment efforts reduced expenses by a further $111,000.

        Research and development costs decreased approximately $87,000 or 14% compared to the same period last year. The decrease in research and development is primarily due to the completion of several projects related to the HY-TEC 288 instrument system as it approached its commercial launch.

        Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision of $12,000 for the three months ended March 31, 1999 reflects the provision for estimated tax liabilities with no deferred tax benefit recognized against the net operating loss for the quarter.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibit

                   27  -- Financial Data Schedule

              (b)  Reports on Form 8K

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

                                                HYCOR BIOMEDICAL INC.
                                                ---------------------

Date:  May 12, 1999                             By: /s/ Armando Correa
                                                    ------------------------
                                                        Armando Correa,
                                                        Director of Finance

                                                (Mr. Correa is the Principal
                                                 Accounting Officer and has been
                                                 duly authorized to sign on
                                                 behalf of the registrant.)

                                 EXHIBIT INDEX

        Exhibit
        Number              Description
        -------             -----------
         27.1               Financial Data Schedule