Form 10-Q
period 1999-06-30
HYCOR BIOMEDICAL INC /DE/
filed 1999-08-11
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-11647

                              HYCOR BIOMEDICAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    58-1437178
    ------------------------------                     -------------------
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

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at July 31, 1999
                -----                       ----------------------------
    Common Stock, $.01 Par Value                     7,283,456

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,        December 31,
ASSETS                                                      1999              1998
                                                        ------------      ------------
CURRENT ASSETS:                                          (unaudited)
  Cash and cash equivalents                             $  1,072,314      $    655,716
  Investments                                                553,734         1,266,935
  Accounts receivable, net of allowance for
    doubtful accounts of $290,780 and $211,482             3,386,456         3,022,618
  Inventories (Note 2)                                     4,074,872         4,268,949
  Prepaid expenses and other current assets                  322,860           424,597
                                                        ------------      ------------
      Total current assets                                 9,410,236         9,638,815
                                                        ------------      ------------
PROPERTY AND EQUIPMENT, at cost                           10,496,821        10,522,457
  Less accumulated depreciation                           (6,653,806)       (6,283,497)
                                                        ------------      ------------
                                                           3,843,015         4,238,960
                                                        ------------      ------------
GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $896,008 and $858,678        1,692,824         2,012,348
OTHER ASSETS                                                  71,554            92,586
                                                        ------------      ------------
       Total assets                                     $ 15,017,629      $ 15,982,709
                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    845,611      $  1,101,879
  Accrued liabilities                                      1,252,622         1,321,329
  Accrued payroll expenses                                   654,699           377,609
  Current portion of long-term debt (Note 3)               1,590,800         1,826,706
                                                        ------------      ------------
      Total current liabilities                            4,343,732         4,627,523
                                                        ------------      ------------
Long-term debt (Note 3)                                      641,206           678,491
                                                        ------------      ------------
Total Liabilities                                          4,984,938         5,306,014
                                                        ------------      ------------
STOCKHOLDERS' EQUITY:
Common stock                                                  72,835            72,835
Paid-in capital                                           12,420,520        12,420,520
Accumulated deficit                                       (1,774,408)       (1,621,204)
Accumulated other comprehensive loss                        (686,256)         (195,456)
                                                        ------------      ------------
      Total stockholders' equity                          10,032,691        10,676,695
                                                        ------------      ------------
         Total liabilities and stockholders' equity     $ 15,017,629      $ 15,982,709
                                                        ============      ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (unaudited)

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                               --------------------------    --------------------------
                                                                  1999           1998           1999           1998
                                                               -----------    -----------    -----------    -----------
NET SALES                                                      $ 4,641,107    $ 4,652,058    $ 9,402,834    $ 9,343,965
COST OF SALES                                                    2,237,837      2,296,496      4,621,225      4,616,915
                                                               -----------    -----------    -----------    -----------
      Gross profit                                               2,403,270      2,355,562      4,781,609      4,727,050
                                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Selling, general, and administrative                           1,899,028      2,178,640      3,781,981      4,256,104
  Research and development                                         577,479        560,615      1,116,076      1,186,660
                                                               -----------    -----------    -----------    -----------
                                                                 2,476,507      2,739,255      4,898,057      5,442,764
                                                               -----------    -----------    -----------    -----------
OPERATING LOSS                                                     (73,237)      (383,693)      (116,448)      (715,714)

INTEREST EXPENSE                                                    35,045         46,302         69,334         91,383
INTEREST INCOME                                                     21,361         29,396         48,157         57,373
LOSS ON FOREIGN CURRENCY TRANSACTIONS                               (7,737)        (2,097)        (1,579)        (7,073)
                                                               -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)                         (94,658)      (402,696)      (139,204)      (756,797)

INCOME TAX PROVISION (BENEFIT)                                       2,000       (174,346)        14,000       (336,930)
                                                               -----------    -----------    -----------    -----------
NET LOSS                                                       $   (96,658)   $  (228,350)   $  (153,204)   $  (419,867)
                                                               ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE                           $     (0.01)   $     (0.03)   $     (0.02)   $     (0.06)
                                                               ===========    ===========    ===========    ===========

AVE. COMMON SHARES OUTSTANDING                                   7,283,456      7,201,974      7,283,456      7,186,639


CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net Loss                                                       $   (96,658)   $  (228,350)   $  (153,204)   $  (419,867)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
    Foreign currency translation adjustments                      (176,763)        92,860       (488,170)       (23,623)
    Unrealized (losses) gains on securities:
        Unrealized (losses) gains on securities                     (1,874)          (395)        (2,630)         2,703
        Plus: reclassification adjustment for
          (losses) gains included in net income                         --             (5)            --            323
                                                               -----------    -----------    -----------    -----------
OTHER COMPREHENSIVE LOSS, NET OF TAX                              (178,637)        92,460       (490,800)       (20,597)

COMPREHENSIVE LOSS                                             $  (275,295)   $  (135,890)   $  (644,004)   $  (440,464)
                                                               ===========    ===========    ===========    ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               June 30,       June 30,
                                                                 1999          1998
                                                              -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (153,204)   $(419,867)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization                                 689,894      891,998
    Provision for doubtful accounts receivable                     59,604       25,465
    Deferred income tax provision                                      --     (116,238)
    Change in assets and liabilities, net of effects of
     foreign currency adjustments
      Accounts receivable                                        (515,939)      47,662
      Income tax receivable                                            --     (222,428)
      Inventories                                                  92,268      (54,493)
      Prepaid expenses and other current assets                    93,719      112,688
      Accounts payable                                           (231,944)     327,184
      Accrued liabilities                                         (76,287)    (106,276)
      Accrued payroll expenses                                    290,384       (6,039)
                                                              -----------    ---------
          Total adjustments                                       401,699      899,523
                                                              -----------    ---------
    Net cash provided by operating activities                     248,495      479,656
                                                              -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                              700,000      205,247
  Purchases of intangible assets                                  (22,772)     (22,911)
  Direct costs of acquisition                                          --      (12,850)
  Purchases of property, plant and equipment                     (389,116)    (688,090)
  Proceeds from sales of property and equipment                        --        1,100
  Proceeds from collection of notes receivable                     29,763       48,010
                                                              -----------    ---------
    Net cash provided by (used in) investing activities           317,875     (469,494)
                                                              -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             --       46,718
  Principal payments on long-term debt                           (124,493)     (44,468)
  Proceeds from issuance of common stock                               --       86,988
                                                              -----------    ---------
    Net cash (used in) provided by financing activities          (124,493)      89,238
                                                              -----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (25,279)       4,090
                                                              -----------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                             416,598      103,490
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    655,716      814,908
                                                              -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 1,072,314    $ 918,398
                                                              ===========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year - interest                        $    79,881    $ 102,334
                            - income taxes                    $    12,766    $   8,483

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.     BASIS OF PRESENTATION

              In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, the results of operations and the cash flows for the three and six-month periods ended June 30, 1999 and 1998.

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

2.      INVENTORIES

              Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at June 30, 1999 and December 31, 1998 consist of:

                            6/30/99     12/31/98
                            -------     --------
        Raw materials     $1,162,492   $1,040,529
        Work in process    1,402,725    1,420,231
        Finished goods     1,509,655    1,808,189
                          ----------   ----------
                          $4,074,872   $4,268,949
                          ==========   ==========

3.     LONG TERM DEBT

              The Company has a line of credit which provides for borrowings up to $2,000,000 and expires on July 31, 1999. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At June 30, 1999, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At June 30, 1999 the Company's interest rate was 7.80%. On July 31, 1999, the Company renewed its line of credit on substantially the same terms with a maturity date of July, 2001.

              The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 1999, the Company was in compliance with such covenants.

              The Company has outstanding notes in the amount of $1,050,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD in July 1997. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments which commenced in July, 1998. In addition, the Company and one of the Company's foreign subsidiaries has long term debt, payable to financial institutions, aggregating $183,000 with weighted average interest rate of approximately 9%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        This Section and this entire report contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

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

         Based upon its identification and assessment efforts to date, the Company presently believes that the year 2000 issue will not pose significant operational problems or have a material adverse impact on the Company's financial position or results of operations. However, certain of its computer equipment, software and non-information technology related equipment will require replacement or modification. System upgrades completed to date include the Company's information systems primary operating software and hardware; the primary business applications which include the manufacturing, inventory, and billing modules, and the payroll administration software. Also updated were certain Non-IT applications such as the telephone switchboard system and the internal communications network. Upgrades currently in process are the general ledger and fixed asset applications.

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

LIQUIDITY

       The purchase agreement related to the acquisition of Cogent Diagnostics LTD in July 1997 provided for a post-closing adjustment to the purchase price based upon the final valuation of the acquired assets and assumed liabilities which occurred in 1999. The determination of the final fair values resulted in adjustments consisting of changes from initially determined values as of July 1997 amounting to a decrease in goodwill and debt of approximately $115,000.

         The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. The Company increased its working capital $55,000 as of June 30, 1999, compared to December 31, 1998 as a result of normal operations and the reduction to current debt from the post-closing adjustments related to the Cogent acquisition.

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

RESULTS OF OPERATIONS

       During the three and six-month periods ended June 30, 1999, sales remained essentially flat compared to the same periods last year. Sales of discontinued and non-core products for the three and six-month periods ended June 30, 1999 decreased $318,000 or 52% and $512,000 or 44%, respectively, compared to the same periods last year. Sales of core clinical immunology product lines for the three and six-month periods ended June 30, 1999 increased $306,000 or 8% and $570,000 or 7%, respectively, compared to the same periods last year. The non-core products accounted for approximately 6% of sales in the three month period ended June 30, 1999 versus 13% of sales in the same period last year. In the six month period ended June 30, 1999, the non-core products accounted for approximately 7% of sales versus 13% of sales in the same periods last year.

         Gross profit as a percentage of product sales increased for three month period ended June 30, 1999 from approximately 51% to 52% and was basically unchanged year-to-date when compared to the same periods last year.

       Selling, general and administrative expenses decreased for the three and six-month periods ended June 30, 1999 approximately $280,000 or 13% and $474,000 or 11%, respectively, compared to the same periods last year. These decreases were primarily due to cost containment efforts which included the consolidation of the Irvine operation into the Company's Garden Grove facility. When compared to the same periods last year, the Irvine facility closure resulted in savings for the three and six-month periods ended June 30, 1999 of approximately $84,000 and $168,000, respectively, from reduced rent and related expenses. Headcount reductions and other cost containment efforts reduced expenses for the three and six-month periods ended June 30, 1999 by a further $196,000 and $306,000, respectively, compared to the same periods last year.

        Research and development costs increased for the three month period ended June 30, 1999 approximately $17,000 or 3% when compared to the same period last year. The Company continues to devote resources to expand and enhance its product offering. Expenses in the six month period ended June 30, 1999 decreased approximately $71,000 or 6% when compared to the same period last year. This decrease in expenses is primarily due to the completion of several projects related to the development of the new HY-TEC 288 instrument.

        Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three and six-month periods ended June 30, 1999 of $2,000 and $14,000, respectively, reflects the provision for estimated tax liabilities that are not offset by operating losses.

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 10, 1999, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following seven persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2000 and until their successors are elected and qualified.

        The tabulation of the votes cast for the election of the directors was as follows:

        Nominee                   Votes For         Votes Withheld
        -------                   ---------         --------------
        J. David Tholen           6,090,622             381,577
        Samual D. Anderson        6,090,021             382,178
        David S. Gordon           6,093,028             379,171
        Reginald P. Jones         6,091,986             380,213
        James R. Phelps           6,093,521             378,678
        Richard E. Schmidt        6,093,786             378,413
        David A. Thompson         6,093,821             378,378

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

                                     HYCOR BIOMEDICAL INC.

Date:  August 10, 1999               By: /s/ Armando Correa
                                         ---------------------------------------
                                         Armando Correa, Director of Finance

                                         (Mr. Correa is the Principal Accounting
                                         Officer and has been duly authorized to
                                         sign on behalf of the registrant.)

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
  27                Financial Data Schedule