Form 10-Q
period 1999-09-30
HYCOR BIOMEDICAL INC /DE/
filed 1999-11-12
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO ________________


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

                                    No Change
                                    ---------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 31, 1999
                 -----                       -------------------------------
     Common Stock, $.01 Par Value                       7,312,206

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,     December 31,
                                                            1999              1998
                                                        ------------      ------------
                                                        (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  1,766,746      $    655,716
  Investments                                                300,093         1,266,935
  Accounts receivable, net of allowance for
    doubtful accounts of $294,076 and $211,482             3,227,236         3,022,618
  Inventories (Note 2)                                     4,210,666         4,268,949
  Prepaid expenses and other current assets                  267,439           424,597
                                                        ------------      ------------
      Total current assets                                 9,772,180         9,638,815
                                                        ------------      ------------
PROPERTY AND EQUIPMENT, at cost                           10,624,257        10,522,457
  Less accumulated depreciation                           (6,938,086)       (6,283,497)
                                                        ------------      ------------
                                                           3,686,171         4,238,960
                                                        ------------      ------------
GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $920,648 and $858,678        1,461,968         2,012,348
OTHER ASSETS                                                  60,598            92,586
                                                        ------------      ------------
       Total assets                                     $ 14,980,917      $ 15,982,709
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    883,323      $  1,101,879
  Accrued liabilities                                      1,294,780         1,321,329
  Accrued payroll expenses                                   700,758           377,609
  Current portion of long-term debt (Note 3)               1,588,494         1,826,706
                                                        ------------      ------------
      Total current liabilities                            4,467,355         4,627,523
                                                        ------------      ------------
Long-term debt (Note 3)                                      106,090           678,491
                                                        ------------      ------------
Total Liabilities                                          4,573,445         5,306,014
                                                        ------------      ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                73,122            72,835
  Paid-in capital                                         12,447,660        12,420,520
  Accumulated deficit                                     (1,621,204)       (1,621,204)
  Accumulated other comprehensive loss                      (492,106)         (195,456)
                                                        ------------      ------------
      Total stockholders' equity                          10,407,472        10,676,695
                                                        ------------      ------------
         Total liabilities and stockholders' equity     $ 14,980,917      $ 15,982,709
                                                        ============      ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                        ----------------------------      ------------------------------
                                                           1999             1998              1999              1998
                                                        -----------      -----------      ------------      ------------
NET SALES                                               $ 4,352,865      $ 4,401,513      $ 13,755,699      $ 13,745,478
COST OF SALES                                             2,093,887        2,225,242         6,715,112         6,842,157
                                                        -----------      -----------      ------------      ------------
      Gross profit                                        2,258,978        2,176,271         7,040,587         6,903,321
                                                        -----------      -----------      ------------      ------------
OPERATING EXPENSES:
  Selling, general, and administrative                    1,731,643        2,204,554         5,513,624         6,460,658
  Research and development                                  629,052          620,049         1,745,128         1,806,709
                                                        -----------      -----------      ------------      ------------
                                                          2,360,695        2,824,603         7,258,752         8,267,367
                                                        -----------      -----------      ------------      ------------
OPERATING LOSS                                             (101,717)        (648,332)         (218,165)       (1,364,046)

OTHER INCOME AND (EXPENSE)                                  (19,752)          12,086           (42,508)          (28,997)
GAIN ON SALES OF PATENTS                                    320,864               --           320,864                --
                                                        -----------      -----------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                                       199,395         (636,246)           60,191        (1,393,043)

INCOME TAX PROVISION (BENEFIT)                                   --         (202,706)           14,000          (539,636)
                                                        -----------      -----------      ------------      ------------
NET INCOME (LOSS)                                       $   199,395      $  (433,540)     $     46,191      $   (853,407)
                                                        ===========      ===========      ============      ============

BASIC AND DILUTED EARNINGS PER SHARE                    $      0.03      $     (0.06)     $       0.01      $      (0.12)
                                                        ===========      ===========      ============      ============

AVERAGE COMMON SHARES OUTSTANDING                         7,311,417        7,245,436         7,297,139         7,206,238


CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net Income (Loss)                                       $   199,395      $  (433,540)     $     46,191      $   (853,407)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Foreign currency translation adjustments                149,240          333,918          (338,930)          310,295
    Unrealized (losses) gains on securities:
        Unrealized (losses) gains on securities              (1,281)           2,907            (3,911)            5,610
        Plus: reclassification adjustment for gains
             included in net income                              --               --                --               323
                                                        -----------      -----------      ------------      ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX               147,959          336,825          (342,841)          316,228
                                                        -----------      -----------      ------------      ------------
COMPREHENSIVE INCOME (LOSS)                             $   347,354      $   (96,715)     $   (296,650)     $   (537,179)
                                                        ===========      ===========      ============      ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     September 30,    September 30,
                                                                          1999             1998
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $    46,191      $  (853,407)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                       1,006,233        1,272,613
    Deferred income tax provision                                              --         (226,714)
    Provision for doubtful accounts receivable                             92,200            5,127
    (Gain) loss on sale of assets                                        (823,603)        (462,407)
    Change in assets and liabilities, net of effects of foreign currency adjustments:
      Accounts receivable                                                (347,023)         115,352
      Income tax receivable                                                    --         (318,852)
      Inventories                                                          (3,756)        (266,893)
      Prepaid expenses and other current assets                           152,747           61,984
      Accounts payable                                                   (211,664)        (155,944)
      Accrued liabilities                                                 (42,656)         627,666
      Accrued payroll expenses                                            329,335         (100,027)
                                                                      -----------      -----------
          Total adjustments                                               151,813          551,905
                                                                      -----------      -----------
    Net cash provided by (used in) operating activities                   198,004         (301,502)
                                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                                      950,000          205,247
  Purchases of intangible assets                                          (25,878)         (39,950)
  Direct costs of acquisition                                                  --          (12,850)
  Purchases of property, plant and equipment                             (467,939)        (889,213)
  Proceeds from sales of property and equipment                         1,052,500        1,243,073
  Proceeds from collection of notes receivable                             45,090           62,073
                                                                      -----------      -----------
    Net cash provided by (used in) investing activities                 1,553,773          568,380
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                     --           49,372
  Principal payments on long-term debt                                   (668,423)        (373,772)
  Proceeds from issuance of common stock                                   27,427          123,472
                                                                      -----------      -----------
    Net cash (used in) provided by financing activities                  (640,996)        (200,928)
                                                                      -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       249           (1,844)
                                                                      -----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                   1,111,030           64,106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            655,716          814,908
                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,766,746      $   879,014
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year - interest                                $   112,001      $   155,325
                            - income taxes                            $    16,906      $    13,470

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.     BASIS OF PRESENTATION

              In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, the results of operations and the cash flows for the three and nine-month periods ended September 30, 1999 and 1998.

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

2.      INVENTORIES

              Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at September 30, 1999 and December 31, 1998 consist of:

                                                   9/30/99       12/31/98
                                                 ----------     ----------
          Raw materials                          $1,125,511     $1,040,529
          Work in process                         1,459,829      1,420,231
          Finished goods                          1,625,326      1,808,189
                                                 ----------     ----------
                                                 $4,210,666     $4,268,949
                                                 ==========     ==========

3.     LONG TERM DEBT

              The Company has a line of credit which provides for borrowings up to $2,000,000 and expires on July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At September 30, 1999, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At September 30, 1999 the Company's interest rate was 7.45%.

              The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 1999, the Company was in compliance with such covenants.

              The Company has outstanding notes in the amount of $525,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD in July 1997. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments which commenced in July, 1998 with the latest payment being made this quarter. In addition, the Company and one of the Company's foreign subsidiaries has other debt, payable to financial institutions, aggregating $170,000 with weighted average interest rate of approximately 9%.

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

         State of Readiness. The Company has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for the Company and is responsible for coordinating and inspecting compliance activities in all business units. The compliance program requires all business units and locations to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. In addition, the Company is continuing the process of identifying, prioritizing, and communicating with critical suppliers, distributors, and customers to determine the extent to which the Company may be vulnerable in the event those parties fail to properly identify and remediate their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated through questionnaires, interviews, and other available means. The Company intends to monitor the progress made by those parties, test critical system interfaces, and formulate appropriate contingency and business continuation plans to address third-party issues identified through its evaluations and assessments.

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

         Costs. The Company will primarily use internal resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $100,000 and is being funded through operating cash flows.

         Risks. The company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 issue is the failure of a supplier, including utility suppliers, to become Year 2000 compliant, which could result in the temporary interruption of the supply of necessary products or services to a manufacturing facility. This could result in interruptions in production for a period of time, which in turn could result in potential lost sales and profits. Additionally, marketing and administrative expense could increase if automated functions would need to be performed manually. Additionally, many of the Company's customers are directly or indirectly dependent on insurance or entitlement programs for reimbursement on products or services provided. The Company's cash flow could be adversely impacted as a result of its customer's experiencing a slow down of reimbursements due to a failure on the part of the insurance carriers or entitlement program administrators to become Year 2000 compliant.

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

       Contingency Plans. The Company's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. These plans could include, but are not limited to, material banking, use of alternate suppliers, and development of alternate means to process orders. The Company expects to have its contingency plans in place by November 30, 1999. In addition, the Company has formed a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.

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

       The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. The Company increased its working capital $343,000 as of September 30, 1999, compared to December 31, 1998 as a result of normal operations, the reduction to current debt from the post-closing adjustments related to the Cogent acquisition, and the cash received from the sale of patents offset by the payment of the Cogent acquisition notes described above.

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

RESULTS OF OPERATIONS

       During the three and nine-month periods ended September 30, 1999, sales remained essentially flat when compared to the same periods last year. Sales of discontinued and non-core products for the three and nine-month periods ended September 30, 1999 decreased $7,000 or 2% and $519,000 or 35%, respectively, compared to the same periods last year. Sales of core clinical immunology product lines for the three month period ended September 30, 1999 decreased $41,000 or 1% and increased $529,000 or 4% for the nine month period ended September 30, 1999, compared to the same periods last year. The non-core products accounted for approximately 7% of sales in the three month period ended September 30, 1999 versus 7% of sales in the same period last year. In the nine month period ended September 30, 1999, the non-core products accounted for approximately 7% of sales versus 11% of sales in the same periods last year.

       Gross profit as a percentage of product sales increased for three and nine-month periods ended September 30, 1999 from approximately 49% to 52% and 50% to 51%, respectively, when compared to the same periods last year due primarily to changes in the product mix.

       Selling, general and administrative expenses decreased for the three and nine-month periods ended September 30, 1999 approximately $473,000 or 21% and $947,000 or 15%, respectively, compared to the same periods last year. Included in the expenses for the third quarter 1998 were the costs of the negotiated separation of the Company's prior president and chief executive officer of over $500,000. Other year-to-date decreases were due primarily to headcount reductions and other cost containment efforts which included the consolidation of the Irvine operation into the Company's Garden Grove facility in July of last year.

        Research and development costs increased for the three month period ended September 30, 1999 approximately $9,000 or 1% when compared to the same period last year. The Company continues to devote resources to expand and enhance its product offering. Expenses in the nine month period ended September 30, 1999 decreased approximately $62,000 or 3% when compared to the same period last year. This decrease in expenses is primarily due to the completion of several projects related to the development of the new HY-TEC 288 instrument.

        Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the nine-month period ended September 30, 1999 of $14,000 reflects the provision for estimated tax liabilities that are not offset by operating losses.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27           --    Financial Data Schedule

         (b) Reports on Form 8-K  --    None


                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HYCOR BIOMEDICAL INC.

Date:  November 10, 1999                 By: /s/ Armando Correa
                                             -----------------------------------
                                             Armando Correa, Director of Finance

                                             (Mr. Correa is the Principal
                                             Accounting Officer and has been
                                             duly authorized to sign on behalf
                                             of the registrant.)