Form 10-K405
period 1999-12-31
HYCOR BIOMEDICAL INC /DE/
filed 2000-03-28
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                         COMMISSION FILE NUMBER: 0-11647
                              HYCOR BIOMEDICAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                58-1437178
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

               7272 Chapman Avenue, Garden Grove, California 92841 (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (714) 933-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                          Common Stock, $.01 par value
                                (Title of class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $50,885,497.

        The number of shares of common stock of the registrant outstanding at March 15, 2000 was 7,366,052.

                       DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1999, in connection with the Annual Meeting of Stockholders to be held in 2000 are incorporated by reference into
Part III in this report on Form 10-K.

PART I

        ITEM 1. BUSINESS

GENERAL

        Hycor Biomedical Inc. ("Hycor" or the "Company") was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing, and marketing of medical diagnostic products throughout the United States and many foreign countries.

        The Company operates two wholly owned subsidiaries, Hycor Biomedical GmbH ("Hycor GmbH"), located in Kassel, Germany and Cogent Diagnostics Limited ("Cogent") located in Edinburgh, Scotland. Hycor GmbH primarily manufactures and sells allergy diagnostic products in Europe. Cogent develops, manufactures and markets a broad line of test kits for the diagnosis of autoimmune disease.

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

        The pro-forma results of operations computed as if Cogent had been purchased January 1, 1997 would not be materially different from actual reported results of operations.

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

PRODUCTS

        The Company engages in business activity in only one operating segment which entails the development, manufacture, and sale of medical and diagnostic products with a focus on allergy and autoimmune testing and urinalysis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities.

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

        The Company's allergy diagnostic product line, which accounted for approximately 30%, 31%, and 29% of revenues for 1999, 1998, and 1997, respectively, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA ("radioimmunoassay") and EIA ("enzymatic immunoassays") procedures to test for specific allergies to more than 900 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds, and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company's products permit a physician to diagnose allergies by testing a sample of the patient's blood for the presence of the specific IgE or IgG antibody which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, the Company markets the HY-TEC 480 and HY-TEC 288 automated diagnostic systems. The HY-TEC instruments provide clinical laboratories with significant productivity capabilities.

        The KOVA(TM) Microscopic Urinalysis System is the Company's largest product line accounting for approximately 51%, 48%, and 46% of revenues for 1999, 1998, and 1997, respectively. The KOVA System provides laboratories with the capability to perform reliable, uniform microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

        The Company's Autoimmune diagnostic product line, which accounted for approximately 9%, 8%, and 4% of revenues in 1999, 1998, and 1997, respectively, includes tests utilized for the diagnosing and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company's tests are based on enzyme immunoassay technology in a microplate format, which can be automated in the clinical laboratory, unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time.

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

        In foreign countries the Company's products are sold primarily through a network of independent distributors. The Company sells its allergy products to the German and U.K. market through a direct sales force.

        Export sales (all to unaffiliated customers) accounted for approximately $2,016,000, $2,363,000, and $2,782,000 in 1999, 1998, and 1997, respectively, which represents approximately 11%, 13%, and 14% of total consolidated sales for each of the respective years. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,986,000, $6,328,000, and $5,843,000 in 1999, 1998, and 1997, respectively.
(See Note 11 to the Consolidated Financial Statements.)

        The Company's two largest distributors, Allegiance Healthcare Corporation and Fisher Scientific, accounted for 21% and 14% of net product sales in 1999; 19% and 12% of net product sales in 1998; and 18% and 12% in 1997. A loss of one or both of these distributors could significantly affect sales. However, there are other national, regional, and foreign clinical laboratory products distributors, as well as the Company's sales force, that could market the Company's products.

        The Company did not have a significant backlog of orders at December 31, 1999 and December 31, 1998. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company's business.

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

RESEARCH AND DEVELOPMENT

        The Company maintains an ongoing research and development effort. The purpose of this effort is to evaluate new technologies, improve the Company's current product lines, and develop new products. Current projects in progress are focused on programs to support and enhance the HY-TEC diagnostic system and develop new urinalysis, allergy, and autoimmune diagnostic products.

        Total research and development expenditures were $2,280,000, $2,392,000, and $2,889,000 for 1999, 1998, and 1997, respectively.

GOVERNMENT REGULATIONS

        The Company is indirectly affected by government regulations directed towards containing the cost of medical services and limiting the amount of reimbursement to service providers. These types of regulations, which are applicable to both domestic and international markets, will tend to limit growth rates in the Company's target markets. The Company's products, including the HY-TEC automated diagnostic system, are designed to provide a cost effective solution to service providers, thereby aiding in the cost containment efforts. However, the Company cannot predict the long term affect on revenue growth resulting from these regulations.

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

        The receipt, use, and disposal of radioactive materials is subject to licensing requirements of the Nuclear Regulatory Commission ("NRC"). The Company holds a radioactive materials license from the NRC for its radioactive labeling activities and its facilities are inspected periodically by the NRC.

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

        Compliance with federal, state, and local regulations relating to environmental matters is not expected to have a material effect upon capital expenditures, earnings, or the competitive position of the Company.

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

PATENTS

        The Company has maintained an aggressive patent policy and currently holds a number of domestic and foreign patents. While these patents offer some protection to its product lines and related technology, management believes that continued improvements to the product lines are more important for the protection of its market position. The most recent patent was issued in April 1999.

EMPLOYEES

        As of February 28, 2000, the Company had approximately 167 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are satisfactory.

        ITEM 2. PROPERTIES

At December 31, 1999, the Company had three separate facilities.

1) The Company's corporate headquarters, principal administrative, and manufacturing facility is located in a leased 76,000 square foot two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2007. The Company has the option to extend the lease term for an additional five-year period.

2) The Company leases a free standing building located at Otto-Hahn Stra(beta)e 16, 34123 Kassel, Germany. The lease has a ten year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical GmbH.

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

        ITEM 3. LEGAL PROCEEDINGS

        To the best of management's knowledge, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company is a party or to which the Company's property is subject.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1999, there were no matters submitted to a vote of security holders.

        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

        Hycor Biomedical Inc.'s common stock trades on The Nasdaq Stock Market under the symbol HYBD. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns, or commissions.

Year Ended                                     High                      Low
----------                                     ----                      ---
December 31, 1998
   1st Quarter                               2-5/16                   1-9/16
   2nd Quarter                                2-1/2                    1-5/8
   3rd Quarter                                2-3/8                    1-3/8
   4th Quarter                                1-7/8                      7/8
December 31, 1999
   1st Quarter                                1-1/2                        1
   2nd Quarter                                    2                    29/32
   3rd Quarter                              1-11/16                   1-1/16
   4th Quarter                               3-1/32                   1-5/32


There were 993 shareholders of record as of March 14, 2000. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company's new bank line of credit also precludes the payment of dividends.

        ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

                                           1999        1998(a)        1997(b)         1996          1995
                                        --------      --------       --------       --------      --------
OPERATING RESULTS

  Net sales                             $ 18,426      $ 18,410       $ 19,289       $ 20,084      $ 25,185
  Net income (loss)                     $    249      $ (6,600)      $ (4,254)      $     17      $    131
  Basic and diluted
   earnings per share                   $   0.03      $  (0.91)      $  (0.60)      $   0.00      $   0.02

FINANCIAL POSITION

  Working capital                       $  5,679      $  5,011       $  8,433       $ 11,458      $ 13,615

  Net property and
   equipment                            $  3,560      $  4,239       $  5,243       $  4,908      $  4,727

  Total assets                          $ 15,039      $ 15,983       $ 22,301       $ 24,278      $ 27,575

  Long-term debt                        $     87      $    678       $  2,240       $     --      $     --

Total
   Stockholders' equity                 $ 10,542      $ 10,677       $ 16,814       $ 21,918      $ 24,339


a) 1998 results include the $2,248,000 write-off of goodwill related to the acquisition of Medical Specialties International Inc. In addition, the Company recognized an increase in the valuation allowance against deferred taxes of $3,189,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 8 and 12 to the Consolidated Financial Statements.

b) 1997 results included the acquired in-process research and development write-off of $3,300,000 related to the acquisition of Cogent. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the Consolidated Financial Statements.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This Section and this entire Annual Report contain forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

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

RESULTS OF OPERATIONS

1999 COMPARED TO 1998 Overall, 1999 sales remained flat when compared to 1998. Sales of urinalysis and clinical immunology product lines increased $696,000 or 4.2% compared to 1998, while sales of other non-core products decreased $682,000 or 35% over the same period. Additionally, the Company's revenue is affected by continued pressures in the health care industry for cost controls and the Company anticipates that these pricing pressures will continue in the future.

        Gross profit as a percentage of sales increased from 50.3% in 1998 to 52.4% in 1999 due primarily to changes in the product mix.

        Selling, general, and administration expenses decreased $1,214,000 in 1999 over 1998. Included in the 1998 expenses are the costs of the negotiated separation of the Company's prior president and chief executive officer of over $500,000. The remaining decrease is primarily as a result of cost containment efforts that included the consolidation of the Irvine operations into the Company's Garden Grove facility in July of last year, resulting in savings of $168,000, and headcount and other cost containment efforts reduced expenses an additional $546,000.

        Research and development costs decreased $112,000 (13% of sales in 1998 versus 12% in 1999) primarily due to the completion of several projects related to the HY-TEC 288 instrument system as it approached its commercial launch.

        Interest income increased $34,000 over the prior year due primarily to interest received from the IRS resulting from the tax audit for the periods 1993 and 1994. Interest expense increased $52,000 over the prior year due primarily to interest associated with the IRS audit for the same periods ($103,000), partially offset by reductions in interest expense related to the debt incurred for the purchase of Cogent ($55,000).

        The provision for income taxes decreased substantially from $2,618,000 to $10,000 due to a non-cash charge of $3,189,000 in 1998 related to the increase of the deferred tax valuation allowance thereby eliminating the carrying value of deferred tax assets from the balance sheet. (See Note 8 to the Consolidated Financial Statements.)

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

FINANCIAL CONDITION

        The Company's working capital increased $667,000 from December 31, 1998 to December 31, 1999. The increase was due primarily to proceeds received from the sale of patents $700,000. The company utilized working capital from operations on purchases of HY-TEC equipment in support of the "reagent rental" sales program ($662,000), and the paydown of the Cogent acquisition notes ($605,000).

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

        The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires in July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At December 31, 1999, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 1999, the Company's interest rate was 8.15%.

        The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements ("Other Ratio"). At December 31, 1999, the Company was in compliance with such covenants. The Company believes it will be able to meet the requirements through the remainder of the credit term.

        In addition, the Company has outstanding notes in the amount of $525,000. These notes were issued to the seller group in executing the acquisition of Cogent. The notes are secured by individual Shares Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. Principal payments are due in three equal annual installments that commenced in July 1998. (See Note 3 to Consolidated Financial Statements.)

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact, if any, of adopting this new standard. The accounting and disclosures prescribed by SFAS No. 133 are effective for the Company for the year ended December 31, 2001.

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting its debt.

FOREIGN CURRENCY

        Approximately 27% of the Company's net sales in fiscal 1999 were generated by the Company's foreign subsidiaries ("Foreign Subs"). The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred. In addition, the Company has outstanding notes in the amount of $525,000 that were issued to acquire Cogent Diagnostics LTD in 1997. These notes are payable in British Pounds and therefore create a foreign exchange risk. The Company has hedged this firm commitment with a forward exchange contract. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transactions occurs.

        For financial reporting purposes, the Foreign Subs' statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs' results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 1999, the net impact to the Company's reported sales from the effect of exchange rate fluctuations was a decrease of approximately $180,000.

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

INTEREST RATES

        At December 31, 1999, $1,000,000 was outstanding on the Company's line of credit. Advances under the line bear interest at the prime rate or at LIBOR plus 2%. The weighted average interest rate for the year ended December 31, 1999 was 7.49%. If rates were to increase by 10%, the estimated impact on the Company's Consolidated Financial Statements would be to reduce net income by approximately $8,000 before taxes based on amounts outstanding and weighted average rates in effect throughout the year ended December 31, 1999.

PART II

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                                           Page Number
                                                                           -----------
    Independent Auditors' Report                                              16
    Consolidated Balance Sheets as of                                         17-18
        December 31, 1999 and 1998
    Consolidated Statements of Operations and                                 19
        Comprehensive Operations for the years
        ended December 31, 1999, 1998, and 1997
    Consolidated Statements of Stockholders'                                  20
        Equity for the years ended December 31,
        1999, 1998, and 1997
    Consolidated Statements of Cash                                           21-22
        Flows for the years ended December 31,
        1999, 1998, and 1997
    Notes to Consolidated Financial Statements                                23-34

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hycor Biomedical Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Costa Mesa, California
February 18, 2000

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



              ASSETS                                                      1999               1998
              ------                                                ------------       ------------
CURRENT ASSETS :
  Cash and cash equivalents                                         $    551,295       $    655,716
  Investments  (Note 4)                                                1,757,599          1,266,935
  Accounts receivable, net of allowance for
    doubtful accounts of $ 335,064 (1999) and
    $211,482 (1998) (Note 6)                                           3,203,180          3,022,618
  Inventories (Note 5 and 6)                                           4,269,301          4,268,949
  Prepaid expenses and other current assets                              306,769            424,597
                                                                    ------------       ------------
      Total current assets                                            10,088,144          9,638,815
                                                                    ------------       ------------
PROPERTY AND EQUIPMENT, at cost (Note 6) :
  Leasehold improvements                                               2,130,757          2,085,298
  Machinery and equipment                                              6,077,716          6,382,511
  Furniture, fixtures, and office equipment                            2,380,880          2,054,648
                                                                    ------------       ------------
                                                                      10,589,353         10,522,457

  Accumulated depreciation and amortization                           (7,028,894)        (6,283,497)
                                                                    ------------       ------------
       Property and equipment, net                                     3,560,459          4,238,960
                                                                    ------------       ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $915,642 (1999)
  $858,678 (1998) (Notes 3 and 12)                                     1,329,861          2,012,348
OTHER ASSETS                                                              60,598             92,586
                                                                    ------------       ------------
       Total assets                                                 $ 15,039,062       $ 15,982,709
                                                                    ============       ============



                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



    LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999               1998
    ------------------------------------                            ------------       ------------
CURRENT LIABILITIES:
  Accounts payable                                                  $    776,844       $  1,101,879
  Accrued liabilities                                                  1,314,547          1,321,329
  Accrued payroll expenses                                               731,755            377,609
  Current portion of long-term debt (Note 6)                           1,586,341          1,826,706
                                                                    ------------       ------------
      Total current liabilities                                        4,409,487          4,627,523
                                                                    ------------       ------------

Long-term debt (Note 6)                                                   87,389            678,491
                                                                    ------------       ------------
      Total Liabilities                                                4,496,876          5,306,014
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 7 and 9):
  Preferred stock, $.01 par value;
    authorized - 3,000,000 shares;
    none outstanding                                                          --                 --
  Common stock, $.01 par value;
    authorized - 20,000,000 shares;
    issued and outstanding: 7,348,677
    shares in 1999 and 7,283,456 shares in 1998                           73,487             72,835
  Paid-in capital                                                     12,544,005         12,420,520
  Accumulated deficit                                                 (1,371,933)        (1,621,204)
  Accumulated other comprehensive loss                                  (703,373)          (195,456)
                                                                    ------------       ------------
      Total stockholders' equity                                      10,542,186         10,676,695
                                                                    ------------       ------------
         Total liabilities and stockholders' equity                 $ 15,039,062       $ 15,982,709
                                                                    ============       ============



                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                         1999               1998               1997
                                                                    ------------       ------------       ------------
NET SALES                                                           $ 18,425,523       $ 18,410,255       $ 19,288,537
COST OF SALES                                                          8,761,747          9,150,505          9,286,564
                                                                    ------------       ------------       ------------
      Gross profit                                                     9,663,776          9,259,750         10,001,973
                                                                    ------------       ------------       ------------
OPERATING EXPENSES:
  Selling, general, and administrative                                 7,357,669          8,572,099          8,885,984
  Research and development                                             2,280,098          2,391,893          2,889,393
  Acquired In-process research and development (Note 3)                       --                 --          3,300,000
  Impairment loss on long-lived assets (Note 12)                              --          2,247,861                 --
                                                                    ------------       ------------       ------------
      Total Operating Expenses                                         9,637,767         13,211,853         15,075,377
                                                                    ------------       ------------       ------------
OPERATING INCOME (LOSS)                                                   26,009         (3,952,103)        (5,073,404)

INTEREST EXPENSE                                                        (223,372)          (171,010)           (85,796)
INTEREST INCOME                                                          158,925            124,742            236,000
(LOSS) GAIN ON FOREIGN CURRENCY TRANSACTIONS                             (27,717)            16,277            (15,451)
GAIN ON SALE OF PATENT (NOTE 12)                                         325,426                 --                 --
                                                                    ------------       ------------       ------------
INCOME (LOSS) BEFORE  INCOME TAX
  PROVISION (BENEFIT)                                                    259,271         (3,982,094)        (4,938,651)

INCOME TAX PROVISION (BENEFIT) (Note 8)                                   10,000          2,618,000           (685,000)
                                                                    ------------       ------------       ------------
NET INCOME (LOSS)                                                   $    249,271       $ (6,600,094)      $ (4,253,651)
                                                                    ============       ============       ============

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)                       $       0.03       $      (0.91)      $      (0.60)
                                                                    ============       ============       ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

NET INCOME (LOSS)                                                   $    249,271       $ (6,600,094)      $ (4,253,651)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
   Foreign currency translation adjustments                             (496,398)           309,075           (539,079)

      Unrealized gains (losses) on securities                            (11,519)             2,833               (725)
      Plus: reclassification adjustment for losses
       included in net income                                                 --                323             24,517
                                                                    ------------       ------------       ------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX                           (507,917)           312,231           (515,287)
                                                                    ------------       ------------       ------------
COMPREHENSIVE LOSS                                                  $   (258,646)      $ (6,287,863)      $ (4,768,938)
                                                                    ============       ============       ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                      Retained        Accumulated
                                          Common Stock                                 Earnings          Other
                                   Number of           Par           Paid-in        (Accumulated     Comprehensive
                                    Shares            Value          Capital          Deficit)       Income (Loss)        Total
                                 ------------     ------------     ------------     ------------     -------------    ------------
BALANCE AT JANUARY 1, 1997          7,218,063     $     72,181     $ 12,605,636     $  9,232,541     $      7,600     $ 21,917,958
ISSUANCE OF COMMON STOCK,
 UNDER EMPLOYEE BENEFIT
 PLANS, including related
 income tax benefits (Note 9)          95,291              953          131,587               --               --          132,540
COMMON STOCK  PURCHASED              (156,400)          (1,564)        (466,016)              --               --         (467,580)
NET LOSS                                   --               --               --       (4,253,651)              --       (4,253,651)
OTHER COMPREHENSIVE LOSS                   --               --               --               --         (515,287)        (515,287)

                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1997        7,156,954           71,570       12,271,207        4,978,890         (507,687)      16,813,980

ISSUANCE OF COMMON STOCK,
 UNDER EMPLOYEE BENEFIT
 PLANS (Note 9)                       126,502            1,265          149,313               --               --          150,578
NET LOSS                                   --               --               --       (6,600,094)              --       (6,600,094)
OTHER COMPREHENSIVE INCOME                 --               --               --               --          312,231          312,231

                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1998        7,283,456           72,835       12,420,520       (1,621,204)        (195,456)      10,676,695

ISSUANCE OF COMMON STOCK,
 UNDER EMPLOYEE BENEFIT
 PLANS (Note 9)                        65,221              652           63,485               --               --           64,137
ISSUANCE OF STOCK WARRANT FOR
  SERVICES (Note 7)                        --               --           60,000               --               --           60,000
NET INCOME                                 --               --               --          249,271               --          249,271
OTHER COMPREHENSIVE LOSS                   --               --               --               --         (507,917)        (507,917)

                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1999        7,348,677     $     73,487     $ 12,544,005     $ (1,371,933)    $   (703,373)    $ 10,542,186
                                 ============     ============     ============     ============     ============     ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                      1999            1998            1997
                                                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $   249,271     $(6,600,094)    $(4,253,651)

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                   1,318,212       1,701,642       1,626,731
    Stock based expense for services                                                   60,000              --              --
    Provision for doubtful accounts receivable                                        150,379         162,174         (15,641)
    Provision for excess and obsolete inventories                                   1,139,819         200,760         254,966
    Gain on sale of intangibles                                                      (325,426)             --              --
    Deferred income tax provision                                                          --       2,580,000        (318,000)
    Acquired in-process research and development write-off                                 --              --       3,300,000
    Impairment loss on long-lived assets                                              159,000       2,247,861              --
    Change in assets and liabilities, net of effects of
      acquisitions, dispositions and foreign currency adjustments:
      Accounts receivable                                                            (425,483)        127,203         152,631
      Income tax receivable                                                                --              --        (409,317)
      Inventories                                                                  (1,472,307)       (646,788)         10,020
      Prepaid expenses and other current assets                                       106,550         147,128        (177,356)
      Other assets                                                                         --          12,146         169,199
      Accounts payable                                                               (302,540)       (155,427)       (427,346)
      Accrued liabilities                                                               8,030         555,175        (546,274)
      Accrued payroll expenses                                                        366,699        (243,105)         29,755

                                                                                  -----------     -----------     -----------
          Total adjustments                                                           782,933       6,688,769       3,649,368

                                                                                  -----------     -----------     -----------
    Net cash provided by (used in) operating activities                             1,032,204          88,675        (604,283)

                                                                                  -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                         (1,671,137)             --              --
  Proceeds from sales of investments                                                1,150,000         205,247       3,200,842
  Purchases of property and equipment                                                (634,741)     (1,507,811)     (1,578,892)
  Purchases of intangible assets                                                     (105,593)        (92,566)       (118,167)
  Proceeds from sales of intangible assets                                            700,000              --              --
  Proceeds from sales of property and equipment                                         2,500       1,247,395          38,650
  Direct costs of acquisition                                                              --              --        (244,066)
  Proceeds from collection of notes receivable                                         55,090          95,193         207,839
  Business acquisitions, net of cash acquired                                              --              --      (1,391,515)

                                                                                  -----------     -----------     -----------
    Net cash (used in) provided by investing activities                              (503,881)        (52,542)        114,691

                                                                                  -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                 --          49,370       1,000,000
  Principal payments on long-term debt                                               (710,937)       (398,565)        (23,168)
  Proceeds from issuance of common stock                                               64,137         150,578         132,540
  Purchases of Hycor common stock                                                          --              --        (467,580)

                                                                                  -----------     -----------     -----------
    Net cash (used in) provided by financing activities                              (646,800)       (198,617)        641,792

                                                                                  -----------     -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                14,056           3,292          31,304

                                                                                  -----------     -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (104,421)       (159,192)        183,504
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          655,716         814,908         631,404

                                                                                  -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $   551,295     $   655,716     $   814,908
                                                                                  ===========     ===========     ===========


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                         1999           1998           1997
                                                                     -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year - interest                               $   246,193    $   177,701    $    64,908
                            - income taxes                           $    75,806    $    18,221    $    63,832

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS-
During 1997, the Company acquired certain businesses in
   transactions summarized as follows:
     Fair value of assets acquired                                   $        --    $        --    $ 1,214,776
     Acquired in-process research and development                             --             --      3,300,000
     Issuance of notes payable to previous owners                             --             --     (1,573,779)
     Cash paid, net of cash acquired                                          --             --     (1,391,515)
                                                                     -----------    -----------    -----------
        Liabilities assumed, including costs of acquisition          $        --    $        --    $ 1,549,482)
                                                                     ===========    ===========    ===========

Reduction of goodwill and debt due to post closing adjustment
  to the purchase price of Cogent Diagnostics LTD                    $   115,533    $        --    $        --
                                                                     ===========    ===========    ===========



                 See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998, and 1997

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

MANAGEMENT PLANS The Company experienced adverse financial performance for the years ended 1998 and 1997. This adverse financial performance was influenced primarily by a longer than expected ramp-up period under the strategic re-direction as defined in the Company's 1995 Restructuring plan.

The Company initiated certain corrective actions during 1998 and continuing into 1999, which reversed the adverse trend in financial performance. These actions included the following:

    - A focus on clinical immunology and urinalysis as the primary sources of revenue growth.

    - The implementation of cost containment programs which included work force reductions and a consolidation of its US operations into its Garden Grove, CA facility. These actions reduced expenses by approximately $925,000. These cost reductions were realized in fiscal year 1999 and the Company became profitable during the third quarter.

During 1999, the Company initiated additional programs, which include:

    - An expansion of the testing capabilities of the new HY-TEC 288 instrument, which adds the autoimmune disease product line to the available test menu. Market release on these system enhancements is expected to occur during the second quarter of 2000.

    - Obtaining FDA registrations for the Company's autoimmune disease product line. During 1999, the Company received 9 FDA registrations bringing the total FDA approved items for this product line to 23 as of December 31, 1999.

The Company believes that these actions will help achieve a favorable financial performance for the period ended 2000 and provide a platform for continuing improvement going forward.

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

INVESTMENTS The Company accounts for investments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1999 and 1998, marketable equity and debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

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

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks, and license fees that are recorded at cost. Goodwill is amortized over 10 to 15 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over the assets' estimated useful lives that range from 5 to 15 years. The Company assesses the recoverability of its goodwill on an annual basis or whenever adverse events occur or changes in circumstances or business climate indicate that expected undiscounted future operating cash flows may not be sufficient to support recorded goodwill. If expected undiscounted operating cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill. (See Note 12).

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

EARNINGS PER SHARE The Company reports earnings per share pursuant to SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company's outstanding options and warrants computed using the treasury stock method. Common stock equivalents have been excluded from the calculation of diluted EPS in loss years as the impact is anti-dilutive. The numbers of shares used in computing earnings per share are as follows:


                                                      1999              1998               1997
                                                   ---------         ---------          ---------
Weighted average number
 of shares outstanding                             7,295,435         7,217,928          7,134,077
Common stock equivalents                              14,885               N/A                N/A
                                                   ---------         ---------          ---------

                                                   7,310,320         7,217,928          7,134,077
                                                   =========         =========          =========


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

RECLASSIFICATIONS Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact, if any, of adopting this new standard. The accounting and disclosures prescribed by SFAS No. 133 are effective for the Company's financial statements for the year ended December 31, 2001.

NOTE 3: ACQUISITION

        On July 21, 1997, the Company acquired from unrelated third parties all of the outstanding stock of Cogent Diagnostics Limited ("Cogent") for approximately $1,453,000 in cash and $1,574,000 in three-year notes to the seller group, subject to adjustments based on certain contingencies. Such notes are secured by a majority of the outstanding shares of Cogent. The cash portion of the Cogent acquisition was partially financed through bank borrowings of $1,000,000. The Company also incurred direct costs of approximately $244,000 related to the acquisition. In 1999, the notes payable to the seller group were reduced by $115,533 pursuant to the final purchase price adjustments.

        The Company obtained an independent valuation of the net assets acquired in the purchase transaction which resulted in the allocation of the purchase price less net book value acquired to $254,000 of identified intangible assets, $3,300,000 of acquired in-process research and development, and $138,000 of goodwill. As the technological feasibility of the in-process research and development had not been established and such technology had no alternative future use, the acquired in-process research and development was expensed, during the year ended December 31, 1997, in accordance with Interpretation 4 of APB Opinion No. 16 "Business Combinations."

        The acquisition was accounted for using the purchase method of accounting, and Cogent's operating results have been included in the accompanying consolidated statements of operations from the date of acquisition. Cogent is based in Edinburgh, Scotland and develops, manufactures, and markets a broad line of test kits for diagnosis of autoimmune disease.

        The pro-forma results of operations computed as if Cogent had been purchased January 1, 1997, would not be materially different from the actual reported results of operations.

NOTE 4: INVESTMENTS

        Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within one to six years. As of December 31, 1999, such investments cost and fair value were $1,771,342 and $1,757,599, respectively. As of December 31, 1998, the cost and fair value were $1,261,479 and $1,266,935, respectively.

        Gross unrealized holding gains at December 31, 1999 and 1998, were zero and $5,832, offset by unrealized holding losses of $13,743 and $376, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. During 1999, the Company sold investments with an aggregate book value of

$1,150,000 for total cash proceeds of $1,150,000, resulting in no net realized gain or loss. During 1998, the Company sold investments with an aggregate book value of $205,785 for total cash proceeds of $205,247, resulting in a net realized loss of $538.

NOTE 5: INVENTORIES

        Inventories at December 31, 1999 and 1998 consisted of:

                                                                  1999          1998
                                                               ---------     ---------
Raw materials                                                 $  868,876    $1,040,529
Work-in-process                                                1,392,527     1,420,231
Finished goods                                                 2,007,898     1,808,189
                                                              ----------    ----------
                                                              $4,269,301    $4,268,949
                                                              ==========    ==========


NOTE 6: LONG-TERM DEBT

        The Company has a line of credit that provides for borrowings up to $2,000,000 and expires in July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At December 31, 1999, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (8.15% at December 31, 1999).

        The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 1999, the Company was in compliance with such covenants.

        The Company also has outstanding notes in the amount of $525,000 as of December 31, 1999. These notes were issued to the seller group in executing the acquisition of Cogent. The notes are secured by individual Share Pledge agreements wherein an aggregate of 85,499 shares of Cogent stock are pledged as security for the debt. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. The principal balance of the note is due in July 2000. In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $149,000 with a weighted average interest rate of approximately 9%.

Principal payments on long-term debt are due as follows:

      Year Ending December 31:                               Amount
      ------------------------                             ----------
      2000                                                 $1,586,341
      2001                                                     57,230
      2002                                                     28,131
      2003                                                      2,028
      2005                                                         --
      Thereafter                                                   --
                                                           ----------
                                                           $1,673,730
                                                           ==========

NOTE 7: STOCKHOLDERS' EQUITY

        In December 1998, the Company granted warrants to purchase 150,000 shares of the Company's common stock to certain consultants of the Company. The warrants are exercisable at $1.44 per share and expire on December 3, 2002.

        During the year ended December 31, 1999, the Company recorded expense of $60,000 which was equivalent to the estimated fair market value of the warrants at the date the services were completed. The fair market value was computed using the Black-Scholes option pricing model and assumptions similar to those used to value the Company's stock options as described in Note 9.

NOTE 8: INCOME TAXES

        The income tax provision (benefit) consists of the following:

                                           1999             1998              1997
                                       ----------       ----------        ----------
Current:
  Federal                              $       --       $       --        $   70,000
  State                                    10,000           38,000           (54,000)
  Foreign                                      --               --          (383,000)

                                       ----------       ----------        ----------
  Total                                    10,000           38,000          (367,000)

Deferred:
  Federal                                      --        1,576,000          (276,000)
  State                                        --          437,000           (42,000)
  Foreign                                      --          567,000                --

                                       ----------       ----------        ----------
  Total                                        --        2,580,000          (318,000)

                                       ----------       ----------        ----------
                                       $   10,000       $2,618,000        $ (685,000)
                                       ==========       ==========        ==========

        A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                               1999              1998              1997
                                          -----------       -----------       -----------
Provision computed at federal
 statutory rate                           $    88,000       $(1,393,000)      $(1,728,000)
Increase (decrease) resulting from:
 State taxes, net                               7,000            62,000           (63,000)
 In-Process research and development               --                --         1,155,000
 Foreign tax rate differential                     --                --           (52,000)
 Research and development credits                  --                --          (110,000)
 Foreign sales corporation                         --                --           (12,000)
 Intangibles                                    1,000           774,000            49,000
 Meals and entertainment                       10,000             9,000            17,000
 Other                                        (18,000)          (23,000)           59,000
 Valuation Allowance                          (78,000)        3,189,000                --
                                          -----------       -----------       -----------
                                          $    10,000       $ 2,618,000       $  (685,000)
                                          ===========       ===========       ===========


        The components of the Company's deferred income tax benefit as of December 31, 1999 and 1998, are as follows:

                                                     1999              1998
                                                -----------       -----------
Allowance for doubtful accounts                 $   127,000       $    78,000
Inventory reserves                                  499,000           157,000
Depreciation                                       (105,000)         (128,000)
Accrued payroll                                     175,000           191,000
Tax credits                                         661,000           791,000
Net operating loss carryforwards                  2,356,000         3,391,000
Deferred state taxes                                  3,000             2,000
Capital loss carryforwards                           24,000            24,000
Unrealized foreign exchange gain                    (65,000)          (65,000)
Other                                               111,000            53,000
                                                -----------       -----------
        Subtotal                                  3,786,000         4,494,000

Valuation allowance                              (3,786,000)       (4,494,000)
                                                -----------       -----------
Total                                           $        --       $        --
                                                ===========       ===========

        The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes". The Company has determined that a valuation allowance for the entire net deferred tax asset is required.

        As of December 31, 1999, the Company has approximately $4.4 million and $1.5 million of federal and state domestic net operating loss carry-forwards, respectively. Utilization of a portion of the federal net operating losses has been limited, due to a change in ownership, to approximately $892,000 per year by Internal Revenue Code Section 382. During the year ended December 31, 1999, acquired federal net operating losses of approximately $1.2 million expired. Approximately $2.9 million in federal net operating losses expire in 2001 to the extent not utilized by the Company, with the remainder expiring on an annual basis through 2019. In addition, the Company has foreign net operating loss carry-forwards of approximately $2.2 million of which $0.3 million is currently expiring on an annual basis through 2004 with the remainder having no expiration.

        During 1999, the Company completed Federal and California income tax audits for the tax years 1993 and 1994. The audits resulted in immaterial adjustments to net operating loss and credit carry-forwards.

NOTE 9: EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS At December 31, 1999, the Company had reserved 1,485,500 shares of common stock for issuance to employees and directors under five stock option plans. Options are generally granted at fair market value and become exercisable over periods of up to 10 years. These options generally expire 10 years from the date of grant.

        Option activity under the plans is as follows:

                                                                          Weighted
                                                                          Average
                                                           Number of      Exercise
                                                             Shares        Price
                                                           ---------      --------
Outstanding, January 1, 1997                               1,473,816       $4.37
Granted (weighted average fair value of $1.06)               125,000        2.66
Exercised                                                    (62,000)       1.57
Canceled                                                    (188,500)       4.34
                                                           ---------
Outstanding, December 31, 1997 (677,066                    1,348,316        4.34
  exercisable at a weighted average price
  of $4.33)
Granted (weighted average fair value of $0.80)               597,500        1.72
Exercised                                                    (80,549)       1.31
Canceled                                                    (602,333)       4.58
                                                           ---------
Outstanding, December 31, 1998 (385,101                    1,262,934        3.18
  exercisable at a weighted average price
  of $4.56)
Granted (weighted average fair value of $0.68)                80,000        1.13
Canceled                                                     (54,934)       2.49
                                                           ---------
Outstanding, December 31, 1999                             1,288,000       $3.08
                                                           =========

        Additional information regarding options outstanding as of December 31, 1999, is as follows:

                                           Options Outstanding               Options Exercisable
                                       ---------------------------        --------------------------
                                       Weighted Avg.      Weighted                         Weighted
                                         Remaining          Avg.                             Avg.
Range of Exercise        Number         Contractual       Exercise           Number        Exercise
      Prices           Outstanding       Life (Yrs)         Price         Exercisable        Price
-----------------      -----------     -------------      --------        -----------      --------
  $1.00 - 1.94           565,500            8.6             $1.59            133,875         $1.69
   2.00 - 3.00           154,000            8.0              2.08             47,000          2.13
   4.00 - 4.89           490,000            4.8              4.62            259,000          4.61
   5.75 - 6.63            78,500            1.6              6.24             78,500          6.24
  ------------         ---------            ---             -----            -------         -----
  $1.00 - 6.63         1,288,000            6.7             $3.08            518,375         $3.88


        At December 31, 1999, 197,500 shares were available for grant.

STOCK PURCHASE PLAN The Company has reserved 73,012 shares of its common stock for issuance to employees under an employee stock purchase plan. The plan allows eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the plan was 65,221, 53,147, and 46,384 shares in 1999, 1998, and 1997 at weighted average prices of $0.98, $1.20, and, $1.50 respectively.

ADDITIONAL STOCK PLAN INFORMATION As discussed in Note 2, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 72 months; stock volatility, 59% in 1999, 37% in 1998, and 32% in 1997; risk free interest rates, 4.9% in 1999, 5.6% in 1998, and 5.8% in 1997; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                                               1999             1998              1997
                                                          ------------     ------------      ------------
Pro-forma net income (loss)                               $     83,551     $ (6,683,000)     $ (4,442,000)
Pro-forma basic and diluted income (loss) per share       $       0.01     $      (1.05)     $      (0.62)

401(k) PLAN The Company has established a profit sharing plan under Internal Revenue Code Section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee's contribution and 100 percent of the next one percent of contribution. Prior to 1999, a portion of the Company's contribution was made in the Company's common stock. The Company issued 5,912, and 7,512 shares of its common stock under this plan in 1998 and 1997, respectively. Compensation expense related to these plans was $115,385, $107,860, and $130,750 in 1999, 1998, and 1997, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES The Company leases office, laboratory, and warehouse space and laboratory equipment under noncancelable operating leases. During the year ended December 31, 1998, the Company relocated its administrative offices from its Irvine, California, facility to its Garden Grove, California, facility. The Irvine facility was subleased for the remainder of the lease term and will have no material net impact on continuing operating results.

Rental expense under operating leases for the years ended December 31, 1999, 1998, and 1997 was approximately $789,000 (net of sublease income of $353,000), $895,000, and $961,000, respectively. Future annual minimum lease payments, net of minimum sublease income, under the noncancelable operating leases as of December 31, 1999 are as follows:

                          Gross
                         Minimum                     Minimum
                          Lease                      Sublease             Total
   Year                  Payment                      Income              Amount
   ----                -----------                   --------         ------------
   2000                $ 1,089,000                   $345,000         $    744,000
   2001                    732,000                         --              732,000
   2002                    708,000                         --              708,000
   2003                    708,000                         --              708,000
   2004                    708,000                         --              708,000
   Thereafter            1,987,000                         --            1,987,000
                        ----------                   --------           ----------
                        $5,932,000                   $345,000           $5,587,000
                        ==========                   ========           ==========


LITIGATION The Company is involved in litigation which is incidental to its business. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11: SEGMENT INFORMATION

        The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical and diagnostic products with a focus on clinical immunology testing and urinalysis products. While the Company offers a wide range of items for sale, most are manufactured at common production facilities. In addition, the Company's products are marketed through a common sales organization and are sold to a similar customer base made up primarily of clinical laboratories and specialty physician offices.

        The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 21% and 14% of net product sales in 1999; 19% and 12% in 1998; and 18% and 12% in 1997. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

        In addition to its United States operations, the Company has subsidiaries in Scotland, France, and Germany. Information about the Company's products and operations in different geographic locations is shown below.


(In Thousands)
--------------
Revenues by Product Line:         1999             %          1998             %          1997             %
-------------------------      -------       -------       -------       -------       -------       -------
Urinalysis                     $10,046            55%      $ 9,309            51%      $ 9,095            47%
Clinical Immunology              7,128            38%        7,169            39%        6,348            33%
Other                            1,252             7%        1,932            10%        3,846            20%
                               -------       -------       -------       -------       -------       -------
                               $18,426           100%      $18,410           100%      $19,289           100%
                               -------       -------       -------       -------       -------       -------


Geographical Information:         1999             %          1998             %          1997             %
-------------------------      -------       -------       -------       -------       -------       -------
Revenues (a)
    United States              $13,377            73%      $13,264            72%      $15,010            78%
    Foreign:
        Germany                  3,281            18%        3,234            18%        3,511            18%
        Scotland                 1,768             9%        1,912            10%          768             4%
                               -------       -------       -------       -------       -------       -------
        Subtotal-Foreign         5,049            27%        5,146            28%        4,279            22%
                               =======       =======       =======       =======       =======       =======
      Total Revenues           $18,426           100%      $18,410           100%      $19,289           100%
                               =======       =======       =======       =======       =======       =======

a = Revenues are allocated to countries based on the source of the product.

Long-Lived Assets (Net):            1999        1998
------------------------           ------      ------
    United States                  $2,824      $3,343
    Foreign:
        Germany                     1,685       2,596
        Other Europe                  442         405
                                   ------      ------
        Subtotal-Foreign            2,127       3,001
                                   ======      ======
      Total Long-Lived Assets      $4,951      $6,344
                                   ======      ======

Deferred Tax Assets                               1999          1998
-------------------                             -------       -------
    United States                               $ 3,026       $ 3,915
    Foreign:
        Germany                                     408           257
        Other Europe                                352           318
                                                -------       -------
        Subtotal-Foreign                            760           575
                                                -------       -------
    Subtotal                                      3,786         4,490
                                                -------       -------
    Valuation Allowance                          (3,786)       (4,490)
                                                =======       =======
    Total Deferred Tax Assets                   $    --       $    --
                                                =======       =======

NOTE 12: IMPAIRMENT LOSS ON LONG-LIVED ASSETS AND GAIN ON SALE OF PATENT

        During the year ending December 31, 1999, the Company sold the patent associated with its Hematology line of products for $700,000. The patent and certain related assets had a net book value of approximately $375,000, resulting in a gain of approximately $325,000, which is included in the accompanying statement of operations.

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

A summary of forward exchange contracts is as follows :

                             December 31, 1999                         December 31, 1998
                    -----------------------------------       ------------------------------------
                     US Dollar                   Fair         US Dollar                    Fair
                    Equivalent    Maturity      Value         Equivalent     Maturity      Value
                    ----------    ---------    --------       ----------    ---------    ----------
 British Pounds       $492,188    July 2000    $504,789       $1,015,625    July 1999    $1,037,175


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

PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the captions "Election of Directors," "Executive Officers," and "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

        ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Executive Compensation" of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included under the caption "Stock Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None


PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

        1.      FINANCIAL STATEMENT SCHEDULES

                The following financial schedule is filed as part of this
Report:

               Schedule                                                  Page
                Number       Description                                Number
               --------      -----------                                ------
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

               MATERIAL CONTRACTS - RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

               10(1). Employment Agreement of J. David Tholen, dated January 4, 1999, previously filed as
                                    Exhibit 10(1). to the Company's Annual
                                    Report on form 10-K for the fiscal year
                                    ended December 31, 1998, and incorporated herein by reference.

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

               10(7). Severance Agreement of Richard D. Hamill, dated October 19, 1998, previously filed as
                                    Exhibit 10(7). to the Company's Annual
                                    Report on form 10-K for the fiscal year
                                    ended December 31, 1998, and incorporated herein by reference.

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

               10(28). Investment Banking Agreement by and between Hycor Biomedical Inc. and Schneider Securities, Inc. dated December 3, 1998. Previously filed as Exhibit 10(28) to the Company's Annual Report on 10-K for fiscal year ended December 31, 1998, and incorporated herein by reference.

               21.                  Subsidiaries of Hycor Biomedical Inc.

               23.                  Consent of Deloitte & Touche LLP, dated
                                    March 28, 2000.

               27.                  Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Hycor Biomedical Inc.
                                  (Registrant)

Date: 3/25/00                      By: /s/ J. David Tholen
     -----------------                ------------------------------------------
                                      J. David Tholen
                                      President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 3/25/00                      By: /s/ J. David Tholen
     -----------------                ------------------------------------------
                                      J. David Tholen
                                      President and Chief Executive Officer

Date: 3/25/00                      By: /s/ Samuel D. Anderson
     -----------------                ------------------------------------------
                                      Samuel D. Anderson
                                      Chairman

Date: 3/25/00                      By: /s/ David S. Gordon
     -----------------                ------------------------------------------
                                      David S. Gordon
                                      Director

Date: 3/25/00                      By: /s/ Reginald P. Jones
     -----------------                ------------------------------------------
                                      Reginald P. Jones
                                      Senior Vice President, Chief
                                      Financial Officer

Date: 3/25/00                      By: /s/ James R. Phelps
     -----------------                ------------------------------------------
                                      James R. Phelps
                                      Director

Date: 3/25/00                      By: /s/ Richard E. Schmidt
     -----------------                ------------------------------------------
                                      Richard E. Schmidt
                                      Director

Date: 3/25/00                      By: /s/ David A. Thompson
     -----------------                ------------------------------------------
                                      David A. Thompson
                                      Director

Date: 3/25/00                      By: /s/ Armando Correa
     -----------------                ------------------------------------------
                                      Armando Correa
                                      Director, Finance and
                                      Principal Accounting Officer

                                                                     Schedule II

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS (1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                       (1)
                                                     Acquired
                                     Balance at       and or         Charged to
                                     Beginning       Divested        Costs and                          Balance at
                                      of Year        Allowance        Expenses         Deductions       End of Year
                                    -----------      ---------       ----------        ----------       -----------
Allowance for doubtful accounts
receivable

 1997                               $ 101,191        $  53,721        $ (15,641)        $  18,587        $ 120,684

 1998                                 120,684               --          162,174            71,376          211,482

 1999                                 211,482               --          150,379            26,797          335,064


Allowance for excess, obsolete,
and short-dated inventories

 1997                              $1,365,811        $  58,343        $ 254,966        $1,297,694        $ 381,426

 1998                                 381,426               --          226,582           165,136          442,872

 1999                                 442,872               --        1,139,819           310,652        1,272,039

----------

(1) Cogent Diagnostics Limited acquired on July 21, 1997

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

21.           Subsidiaries of Hycor Biomedical Inc.

23.           Consent of Deloitte & Touche LLP, dated March 28, 2000.

27.           Financial Data Schedule
