Form 10-Q
period 2000-03-31
HYCOR BIOMEDICAL INC /DE/
filed 2000-05-12
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                    TO
                                   ------------------    --------------------


                         Commission File Number: 0-11647


                              HYCOR BIOMEDICAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            58-1437178
-------------------------------                              -------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 24, 2000
----------------------------                       -----------------------------
Common Stock, $.01 Par Value                                7,387,628

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,          December 31,
ASSETS                                                                  2000                 1999
                                                                    ------------         ------------
                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    546,209         $    551,295
  Investments                                                          1,756,587            1,757,599
  Accounts receivable, net of allowance for
    doubtful accounts of $291,600 (2000) and $335,000 (1999)           3,184,310            3,203,180
  Inventories (Note 2)                                                 4,203,321            4,269,301
  Prepaid expenses and other current assets                              334,502              306,769
                                                                    ------------         ------------
      Total current assets                                            10,024,929           10,088,144
                                                                    ------------         ------------
PROPERTY AND EQUIPMENT, at cost                                       10,676,753           10,589,353
  Less accumulated depreciation                                       (7,127,401)          (7,028,894)
                                                                    ------------         ------------
                                                                       3,549,352            3,560,459
                                                                    ------------         ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $940,100 (2000)
  and $915,600 (1999)                                                  1,255,606            1,329,861
OTHER ASSETS                                                              60,598               60,598
                                                                    ------------         ------------
       Total assets                                                 $ 14,890,485         $ 15,039,062
                                                                    ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    812,357         $    776,844
  Accrued liabilities                                                  1,154,800            1,314,547
  Accrued payroll expenses                                               598,815              731,755
  Current portion of long-term debt (Note 3)                           1,584,465            1,586,341
                                                                    ------------         ------------
      Total current liabilities                                        4,150,437            4,409,487
                                                                    ------------         ------------
Long-term debt (Note 3)                                                   71,354               87,389
                                                                    ------------         ------------
Total Liabilities                                                      4,221,791            4,496,876
                                                                    ------------         ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                            73,783               73,487
  Paid-in capital                                                     12,579,299           12,544,005
  Accumulated deficit                                                 (1,104,762)          (1,371,933)
  Accumulated other comprehensive loss                                  (879,626)            (703,373)
                                                                    ------------         ------------
      Total stockholders' equity                                      10,668,694           10,542,186
                                                                    ------------         ------------
         Total liabilities and stockholders' equity                 $ 14,890,485         $ 15,039,062
                                                                    ============         ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                 2000                 1999
                                                              -----------         -----------
NET SALES                                                     $ 4,628,095         $ 4,761,727
COST OF SALES                                                   2,144,184           2,383,388
                                                              -----------         -----------
      Gross profit                                              2,483,911           2,378,339
                                                              -----------         -----------
OPERATING EXPENSES:
  Selling, general, and administrative                          1,732,177           1,882,953
  Research and development                                        438,304             538,597
                                                              -----------         -----------
                                                                2,170,481           2,421,550
                                                              -----------         -----------
OPERATING INCOME (LOSS)                                           313,430             (43,211)

INTEREST EXPENSE                                                  (23,392)            (34,289)
INTEREST INCOME                                                    36,858              26,796
(LOSS) GAIN ON FOREIGN CURRENCY TRANSACTIONS                      (38,080)              6,158
                                                              -----------         -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION                         288,816             (44,546)

INCOME TAX PROVISION                                               21,645              12,000
                                                              -----------         -----------
NET INCOME (LOSS)                                             $   267,171         $   (56,546)
                                                              ===========         ===========

BASIC EARNINGS (LOSS) PER SHARE                               $      0.04         $     (0.01)
                                                              ===========         ===========
DILUTED EARNINGS (LOSS) PER SHARE                             $      0.03         $     (0.01)
                                                              ===========         ===========

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                         7,348,677           7,283,456
                                                              ===========         ===========
  Diluted                                                       8,051,360           7,283,456
                                                              ===========         ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net Income (Loss)                                             $   267,171         $   (56,546)

OTHER COMPREHENSIVE LOSS, NET OF TAX
    Foreign currency translation adjustments                     (160,996)           (311,407)

        Unrealized losses on securities                           (15,257)               (756)
                                                              -----------         -----------
OTHER COMPREHENSIVE LOSS, NET OF TAX                             (176,253)           (312,163)
                                                              -----------         -----------
COMPREHENSIVE INCOME (LOSS)                                   $    90,918         $  (368,709)
                                                              ===========         ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                March 31,          March 31,
                                                                  2000               1999
                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ 267,171         $ (56,546)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                 296,681           338,640
    Provision for doubtful accounts receivable                     16,338            47,130
    Provision for excess and obsolete inventories                 201,740           366,678
    Change in assets and liabilities, net of effects of
      foreign currency adjustments
      Accounts receivable                                         (44,666)         (335,562)
      Inventories                                                (194,449)         (333,571)
      Prepaid expenses and other current assets                   (20,468)           74,380
      Accounts payable                                             52,354          (284,710)
      Accrued liabilities                                        (158,517)          (53,949)
      Accrued payroll expenses                                   (126,385)          135,606
                                                                ---------         ---------
          Total adjustments                                        22,628           (45,358)
                                                                ---------         ---------
    Net cash provided by (used in) operating activities           289,799          (101,904)
                                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                       (824,503)               --
  Proceeds from sales of investments                              800,000                --
  Purchases of intangible assets                                   (9,221)          (15,522)
  Purchases of property, plant and equipment                     (283,705)         (210,646)
  Proceeds from collection of notes receivable                     10,278            14,735
                                                                ---------         ---------
    Net cash used in investing activities                        (307,151)         (211,433)
                                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                            (18,058)         (102,691)
  Proceeds from issuance of common stock                           35,590                --
                                                                ---------         ---------
    Net cash provided by (used in) financing activities            17,532          (102,691)
                                                                ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (5,266)           (5,329)
                                                                ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                              (5,086)         (421,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    551,295           655,716
                                                                ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 546,209         $ 234,359
                                                                =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year - interest                          $  31,563         $  38,842
                            - income taxes                      $  49,644         $  14,446

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, the results of operations and the cash flows for the three-month periods ended March 31, 2000 and 1999.

         These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments.

         The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

         The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

         Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, while diluted EPS additionally includes the dilutive effect of the Company's outstanding options and warrants computed using the treasury stock method. Common stock equivalents have been excluded from the calculation of diluted EPS in loss periods as the impact is anti-dilutive.

2.  INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at March 31, 2000 and December 31, 1999 consist of:

                                              3/31/00             12/31/99
                                            ----------           ----------
         Raw materials                      $  957,316           $  868,876
         Work in process                     1,526,619            1,392,527
         Finished goods                      1,719,387            2,007,898
                                            ----------           ----------
                                            $4,203,321           $4,269,301
                                            ==========           ==========

3.  LONG TERM DEBT

         The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At March 31, 2000, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (8.39% at March 31, 2000).

         The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At March 31, 2000, the Company was in compliance with such covenants.

         The Company has outstanding notes in the amount of $525,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD in July 1997. Interest on the notes accrues at a rate of 6.85% and is payable quarterly. The principal balance of the note is due in July 2000. In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $131,000 with weighted average interest rate of approximately 9%.

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

        Such factors include, but are not limited to, product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions, including currency risks based on the relative strength or weakness of the U.S. dollar, euro conversions, and changes in government laws and regulations, including taxes.

LIQUIDITY

        The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of March 31, 2000 the Company increased its working capital $195,800 when compared to December 31, 1999, as a result of normal operations.

        The Company's principal capital commitments are for lease payments under non-cancelable operating leases and note payments related to the acquisition of Cogent. Additionally, the HY-TEC(TM) business requires the purchase of instruments that in many cases are placed in use in laboratories of the Company's direct customers and paid for over an agreed contract period by the purchase of test reagents. This "reagent rental" sales program, common to the diagnostic market, creates negative cash flows in the initial years.

RESULTS OF OPERATIONS

        During the three-month period ended March 31, 2000, sales decreased approximately $134,000 or 2.8% compared to the same period last year. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. The stronger U.S. dollar in the first quarter 2000 when compared to the corresponding 1999 period resulted in lower reported sales of approximately $93,000 or 2%. Additionally, sales of our non-core product lines decreased $43,000 or 11.8% compared to the same period last year. Continued cost control pressures in the health care industry also affect the Company's revenue. The Company anticipates that these pricing pressures will continue in the future.

        Gross profit as a percentage of product sales increased for three-month period ended March 31, 2000 from approximately 50.0% to 53.7% compared to the same period last year. This increase was due primarily to changes in the product mix and improved manufacturing efficiencies.

        Selling, general and administrative expenses decreased approximately $151,000 or 8% when compared to the same period last year. Approximately $90,000 of this reduction is a result of restructuring the European sales and marketing organization. The remaining decrease is a result of non-recurring expenses during 1999.

        Research and development costs decreased approximately $100,000 or 19% when compared to the same period last year. This decrease is primarily due to the completion of several projects related to the HY-TEC 288 instrument system and related diagnostic tests.

        Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three-month periods ended March 31, 2000 and March 31, 1999 of $21,645 and $12,000, respectively, reflects the provision for estimated state tax liabilities that are not offset by operating losses.

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


                                     HYCOR BIOMEDICAL INC.

Date: May 12, 2000                   By: /s/ Armando Correa
                                         ----------------------------------
                                         Armando Correa, Director of Finance

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