Form 10-Q
period 2000-06-30
HYCOR BIOMEDICAL INC /DE/
filed 2000-08-10
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   --------------------   -------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at July 24, 2000
          -----                                   ----------------------------
Common Stock, $.01 Par Value                               7,443,637

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,           December 31,
ASSETS                                                         2000                 1999
                                                           ------------         ------------
                                                            (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                $    972,398         $    551,295
  Investments                                                 1,774,793            1,757,599
  Accounts receivable, net of allowance for
    doubtful accounts of $155,800 (2000)
    and $335,000 (1999)                                       2,899,316            3,203,180
  Inventories (Note 2)                                        4,349,525            4,269,301
  Prepaid expenses and other current assets                     355,805              306,769
                                                           ------------         ------------
      Total current assets                                   10,351,837           10,088,144
                                                           ------------         ------------
PROPERTY AND EQUIPMENT, at cost                              10,803,527           10,589,353
  Less accumulated depreciation                              (7,339,850)          (7,028,894)
                                                           ------------         ------------
                                                              3,463,677            3,560,459
                                                           ------------         ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $959,300 (2000)
  and $915,600 (1999)                                         1,218,930            1,329,861
OTHER ASSETS                                                     60,598               60,598
                                                           ------------         ------------
       Total assets                                        $ 15,095,042         $ 15,039,062
                                                           ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $    607,719         $    776,844
  Accrued liabilities                                         1,208,900            1,314,547
  Accrued payroll expenses                                      618,147              731,755
  Current portion of long-term debt (Note 3)                  1,582,175            1,586,341
                                                           ------------         ------------
      Total current liabilities                               4,016,941            4,409,487
                                                           ------------         ------------
Long-term debt (Note 3)                                          54,155               87,389
                                                           ------------         ------------
Total liabilities                                             4,071,096            4,496,876
                                                           ------------         ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                   74,368               73,487
  Paid-in capital                                            12,657,815           12,544,005
  Accumulated deficit                                          (882,081)          (1,371,933)
  Accumulated other comprehensive loss                         (826,156)            (703,373)
                                                           ------------         ------------
      Total stockholders' equity                             11,023,946           10,542,186
                                                           ------------         ------------
         Total liabilities and stockholders' equity        $ 15,095,042         $ 15,039,062
                                                           ============         ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (unaudited)

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                   -----------------------------       -----------------------------
                                                       2000             1999              2000               1999
                                                   -----------       -----------       -----------       -----------
NET SALES                                          $ 4,303,482       $ 4,641,107       $ 8,931,577       $ 9,402,834
COST OF SALES                                        1,807,966         2,237,837         3,952,150         4,621,225
                                                   -----------       -----------       -----------       -----------
      Gross profit                                   2,495,516         2,403,270         4,979,427         4,781,609
                                                   -----------       -----------       -----------       -----------
OPERATING EXPENSES:
  Selling, general, and administrative               1,828,222         1,899,028         3,560,399         3,781,981
  Research and development                             443,918           577,479           882,222         1,116,076
                                                   -----------       -----------       -----------       -----------
                                                     2,272,140         2,476,507         4,442,621         4,898,057
                                                   -----------       -----------       -----------       -----------
OPERATING INCOME (LOSS)                                223,376           (73,237)          536,806          (116,448)

INTEREST EXPENSE                                        25,249            35,045            48,641            69,334
INTEREST INCOME                                         46,726            21,361            83,584            48,157
LOSS ON FOREIGN CURRENCY TRANSACTIONS                   (5,257)           (7,737)          (43,337)           (1,579)
                                                   -----------       -----------       -----------       -----------
   INCOME (LOSS) BEFORE INCOME TAX PROVISION           239,596           (94,658)          528,412          (139,204)

INCOME TAX PROVISION                                    16,915             2,000            38,560            14,000
                                                   -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                  $   222,681       $   (96,658)      $   489,852       $  (153,204)
                                                   ===========       ===========       ===========       ===========
BASIC EARNINGS (LOSS) PER SHARE                    $      0.03       $     (0.01)      $      0.07       $     (0.02)
                                                   ===========       ===========       ===========       ===========
DILUTED EARNINGS (LOSS) PER SHARE                  $      0.03       $     (0.01)      $      0.06       $     (0.02)
                                                   ===========       ===========       ===========       ===========
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                             7,386,946         7,283,456         7,369,374         7,283,456
                                                   ===========       ===========       ===========       ===========
   Diluted                                           8,093,773         7,283,456         8,066,917         7,283,456
                                                   ===========       ===========       ===========       ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
  INCOME (LOSS)

Net Income (Loss)                                  $   222,681       $   (96,658)      $   489,852       $  (153,204)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Foreign currency translation adjustments            57,271          (176,763)         (103,725)         (488,170)
    Unrealized (losses) on securities                   (3,801)           (1,874)          (19,058)           (2,630)
                                                   -----------       -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX           53,470          (178,637)         (122,783)         (490,800)
                                                   -----------       -----------       -----------       -----------
COMPREHENSIVE INCOME (LOSS)                        $   276,151       $  (275,295)      $   367,069       $  (644,004)
                                                   ===========       ===========       ===========       ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 June 30,           June 30,
                                                                   2000               1999
                                                                ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ 489,852         $  (153,204)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                 596,180             689,894
    Provision for doubtful accounts receivable                     19,970              59,604
    Provision for excess and obsolete inventories                 257,691             568,804
    Change in assets and liabilities, net of effects
      of foreign currency adjustments
      Accounts receivable                                         222,238            (515,939)
      Inventories                                                (406,661)           (476,536)
      Prepaid expenses and other current assets                   (40,554)             93,719
      Accounts payable                                           (148,475)           (231,944)
      Accrued liabilities                                         (97,214)            (76,287)
      Accrued payroll expenses                                   (105,683)            290,384
                                                                ---------         -----------
          Total adjustments                                       297,492             401,699
                                                                ---------         -----------
    Net cash provided by operating activities                     787,344             248,495
                                                                ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                       (848,964)                 --
  Proceeds from sales of investments                              800,000             700,000
  Purchases of intangible assets                                  (11,571)            (22,772)
  Purchases of property, plant and equipment                     (485,800)           (389,116)
  Proceeds from sale of property, plant, and equipment              5,951                  --
  Proceeds from collection of notes receivable                     17,288              29,763
                                                                ---------         -----------
    Net cash (used in) provided by investing activities          (523,096)            317,875
                                                                ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                            (32,926)           (124,493)
  Proceeds from issuance of common stock                          114,691                  --
                                                                ---------         -----------
    Net cash provided by (used in) financing activities            81,765            (124,493)
                                                                ---------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            75,090             (25,279)
                                                                ---------         -----------
INCREASE IN CASH AND CASH EQUIVALENTS                             421,103             416,598
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    551,295             655,716
                                                                ---------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 972,398         $ 1,072,314
                                                                =========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year - interest                          $  63,198         $    79,881
                            - income taxes                      $  50,550         $    12,766

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.  BASIS OF PRESENTATION

        In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, the results of operations and the cash flows for the three and six-month periods ended June 30, 2000 and 1999.

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

2.  INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at June 30, 2000 and December 31, 1999 consist of:

                                               6/30/00         12/31/99
                                             ----------       ----------
    Raw materials                            $  932,814       $  868,876
    Work in process                           1,576,023        1,392,527
    Finished goods                            1,840,688        2,007,898
                                             ----------       ---------
                                             $4,349,525       $4,269,301
                                             ==========       ==========

3.  LONG TERM DEBT

        The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At June 30, 2000, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (8.4% at June 30, 2000).

        The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 2000, the Company was in compliance with such covenants.

        At June 30, 2000 the Company had outstanding notes in the amount of $525,000. These notes were issued to the seller group in executing the acquisition of Cogent Diagnostics LTD in July 1997. Interest on the notes accrued at a rate of 6.85% and was payable quarterly. The principal balance on these notes was paid in July 2000. In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $111,000 at June 30, 2000 with weighted average interest rate of approximately 9%.

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

         While the Company has returned to profitability it still needs additional sales and marketing resources. To help in managing the opportunities ahead of us, the Company engaged the services of investment banking firm Prudential Vector Healthcare Group to act as an intermediary in negotiations involving the Company and potential strategic partnerships or M&A opportunities. Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, is one of the largest investment banking groups focused exclusively on the healthcare industry.

LIQUIDITY

         The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of June 30, 2000 the Company increased its working capital approximately $656,000 when compared to December 31, 1999, as a result of normal operations.

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

RESULTS OF OPERATIONS

         During the three and six-month periods ended June 30, 2000, sales decreased approximately $338,000 or 7.3% and $471,000 or 5.0%, respectively, compared to the same periods last year. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. The stronger U.S. dollar in the three and six-month periods ended June 30, 2000 resulted in lower reported sales of approximately $108,000 or 2.5% and $200,000 or 2.2%, respectively, when compared to the corresponding 1999 periods. In addition, a new reimbursement system in Germany has affected our customers there and resulted in what we expect to be a temporary decrease in sales. Also, continued cost control pressures in the health care industry affect the Company's revenue. The Company anticipates that these pricing pressures will continue in the future.

         Gross profit as a percentage of product sales increased for the three and six-month periods ended June 30, 2000 from approximately 51.8% to 58.0% and 50.9% to 55.8%, respectively, compared to the same periods last year. This increase was due primarily to changes in the product mix and improved manufacturing efficiencies.

         Selling, general and administrative expenses decreased for the three and six-month periods ended June 30, 2000 approximately $71,000 or 3.7% and $222,000 or 5.9%, respectively, compared to the same periods last year. The reductions are due primarily as a result of restructuring the European sales and marketing organization. Additional decreases are the result of non-recurring expenses during 1999.

         Research and development costs decreased for the three and six-month periods ended June 30, 2000 approximately $134,000 or 23.1% and $234,000 or 21.0%, respectively, when compared to the same periods last year. This decrease is primarily due to the completion of several projects related to the HY-TEC 288 instrument system and related diagnostic tests.

         Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three and six-month periods ended June 30, 2000 reflects the provision for estimated federal and state tax liabilities that are not offset by operating losses.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 14, 2000, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following seven persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2001 and until their successors are elected and qualified.

         The tabulation of the votes cast for the election of the directors was as follows:

Nominee                              Votes For             Votes Withheld
-------                              ---------             --------------
J. David Tholen                      6,140,398                 301,795
Samual D. Anderson                   6,137,723                 304,470
David S. Gordon                      6,139,930                 302,263
Reginald P. Jones                    6,139,819                 302,374
James R. Phelps                      6,140,137                 302,056
Richard E. Schmidt                   6,138,416                 303,777
David A. Thompson                    6,140,923                 301,270

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27: Financial Data Schedule

         (b) Reports on Form 8K: None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HYCOR BIOMEDICAL INC.

Date:  August 10, 2000                   By: /s/ Armando Correa
                                             -----------------------------
                                             Armando Correa, Director of Finance

                                             (Mr. Correa is the Principal
                                             Accounting Officer and has been
                                             duly authorized to sign on behalf
                                             of the registrant.)

                                 EXHIBIT INDEX

         EXHIBIT
         INDEX                    DESCRIPTION
         -------                  -----------

           27               Financial Data Schedule