Form 10-Q
period 2000-09-30
HYCOR BIOMEDICAL INC /DE/
filed 2000-11-14
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________________ TO __________________


                         Commission File Number: 0-11647

                              HYCOR BIOMEDICAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     58-1437178
               --------                                     ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 27, 2000
          -----                                 -------------------------------
Common Stock, $.01 Par Value                              7,712,786

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30,         December 31,
ASSETS                                                                        2000                  1999
                                                                          ------------          ------------
CURRENT ASSETS:                                                            (unaudited)
  Cash and cash equivalents                                               $    571,297          $    551,295
  Investments                                                                1,829,095             1,757,599
  Accounts receivable, net of allowance for
    doubtful accounts of $84,300 (2000) and $335,000 (1999)                  3,210,401             3,203,180
  Inventories (Note 2)                                                       4,506,389             4,269,301
  Prepaid expenses and other current assets                                    285,939               306,769
                                                                          ------------          ------------
      Total current assets                                                  10,403,121            10,088,144
                                                                          ------------          ------------
PROPERTY AND EQUIPMENT, at cost                                             10,640,160            10,589,353
  Less accumulated depreciation                                             (7,269,054)           (7,028,894)
                                                                          ------------          ------------
                                                                             3,371,106             3,560,459
                                                                          ------------          ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $942,500 (2000) and $915,600 (1999)            1,122,841             1,329,861
OTHER ASSETS                                                                    36,180                60,598
                                                                          ------------          ------------
       Total assets                                                       $ 14,933,248          $ 15,039,062
                                                                          ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    630,543          $    776,844
  Accrued liabilities                                                          962,810             1,314,547
  Accrued payroll expenses                                                   1,119,242               731,755
  Current portion of long-term debt (Note 3)                                 1,056,824             1,586,341
                                                                          ------------          ------------
      Total current liabilities                                              3,769,419             4,409,487
                                                                          ------------          ------------
Long-term debt (Note 3)                                                         40,146                87,389
                                                                          ------------          ------------
Total liabilities                                                            3,809,565             4,496,876
                                                                          ------------          ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                  77,128                73,487
  Paid-in capital                                                           12,700,332            12,544,005
  Accumulated deficit                                                         (563,137)           (1,371,933)
  Accumulated other comprehensive loss                                      (1,090,640)             (703,373)
                                                                          ------------          ------------
      Total stockholders' equity                                            11,123,683            10,542,186
                                                                          ------------          ------------
         Total liabilities and stockholders' equity                       $ 14,933,248          $ 15,039,062
                                                                          ============          ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (unaudited)


                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                      --------------------------------        --------------------------------
                                                          2000                1999                2000                1999
                                                      ------------        ------------        ------------        ------------
NET SALES                                             $  4,080,968        $  4,352,865        $ 13,012,545        $ 13,755,699
COST OF SALES                                            1,735,928           2,093,887           5,688,078           6,715,112
                                                      ------------        ------------        ------------        ------------
      Gross profit                                       2,345,040           2,258,978           7,324,467           7,040,587
                                                      ------------        ------------        ------------        ------------
OPERATING EXPENSES:
  Selling, general, and administrative                   1,574,656           1,731,643           5,135,055           5,513,624
  Research and development                                 462,163             629,052           1,344,385           1,745,128
                                                      ------------        ------------        ------------        ------------
                                                         2,036,819           2,360,695           6,479,440           7,258,752
                                                      ------------        ------------        ------------        ------------
OPERATING INCOME (LOSS)                                    308,221            (101,717)            845,027            (218,165)

INTEREST EXPENSE                                            26,823              25,585              75,464              94,919
INTEREST INCOME                                             56,661              21,471             139,205              69,628
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS                13,761             (15,638)            (28,536)            (17,217)
GAIN ON SALES OF PATENTS                                        --             320,864                  --             320,864
                                                      ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAX PROVISION                         351,820             199,395             880,232              60,191

INCOME TAX PROVISION                                        32,876                  --              71,436              14,000
                                                      ------------        ------------        ------------        ------------
NET INCOME                                            $    318,944        $    199,395        $    808,796        $     46,191
                                                      ============        ============        ============        ============

BASIC EARNINGS PER SHARE                              $       0.04        $       0.03        $       0.11        $       0.01
                                                      ============        ============        ============        ============
DILUTED EARNINGS PER SHARE                            $       0.04        $       0.03        $       0.10        $       0.01
                                                      ============        ============        ============        ============
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                 7,531,062           7,302,263           7,422,228           7,289,845
                                                      ============        ============        ============        ============
   Diluted                                               8,101,832           7,311,417           7,953,738           7,297,139
                                                      ============        ============        ============        ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
 INCOME (LOSS)

Net Income                                            $    318,944        $    199,395        $    808,796        $     46,191

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Foreign currency translation adjustments              (276,623)            149,240            (380,348)           (338,930)
        Unrealized gains/(losses) on securities             12,139              (1,281)             (6,919)             (3,911)
                                                      ------------        ------------        ------------        ------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX             (264,484)            147,959            (387,267)           (342,841)
                                                      ------------        ------------        ------------        ------------

COMPREHENSIVE INCOME (LOSS)                           $     54,460        $    347,354        $    421,529        $   (296,650)
                                                      ============        ============        ============        ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               September 30,      September 30,
                                                                                   2000              1999
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   808,796        $    46,191
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  874,358          1,006,233
    Provision for doubtful accounts receivable                                     102,365             92,200
    Provision for excess and obsolete inventories                                  331,223          1,054,959
    Gain on sales of assets                                                        (14,306)          (823,603)
    Change in assets and liabilities, net of effects of foreign currency adjustments
      Accounts receivable                                                         (262,263)          (347,023)
      Inventories                                                                 (720,860)        (1,058,715)
      Prepaid expenses and other current assets                                     13,357            152,747
      Accounts payable                                                            (112,737)          (211,664)
      Accrued liabilities                                                         (335,601)           (42,656)
      Accrued payroll expenses                                                     404,113            329,335
                                                                               -----------        -----------
          Total adjustments                                                        279,649            151,813
                                                                               -----------        -----------
    Net cash provided by operating activities                                    1,088,445            198,004
                                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                      (1,158,934)                --
  Proceeds from sales of investments                                             1,076,000            950,000
  Purchases of intangible assets                                                   (12,858)           (25,878)
  Purchases of property, plant and equipment                                      (682,491)          (467,939)
  Proceeds from sale of property, plant, and equipment                              14,691          1,052,500
  Proceeds from collection of notes receivable                                      35,382             45,090
                                                                               -----------        -----------
    Net cash (used in) provided by investing activities                           (728,210)         1,553,773
                                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                            (570,770)          (668,423)
  Proceeds from issuance of common stock                                           159,968             27,427
                                                                               -----------        -----------
    Net cash used in financing activities                                         (410,802)          (640,996)
                                                                               -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             70,569                249
                                                                               -----------        -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                               20,002          1,111,030
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     551,295            655,716
                                                                               -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   571,297        $ 1,766,746
                                                                               ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year - interest                                         $    95,902        $   112,001
                            - income taxes                                     $    72,018        $    16,906

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

                In the opinion of the Company, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, the results of operations and the cash flows for the three and nine-month periods ended September 30, 2000 and 1999.

                These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements.

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

2. INVENTORIES

                Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at September 30, 2000 and December 31, 1999 consist of:

                                                                    9/30/00          12/31/99
                                                                   ----------       ----------
Raw materials                                                      $1,035,015       $  868,876
Work in process                                                     2,109,855        1,392,527
Finished goods                                                      1,361,519        2,007,898
                                                                   ----------       ----------
                                                                   $4,506,389       $4,269,301
                                                                   ==========       ==========

3. LONG TERM DEBT

                The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At September 30, 2000, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (8.8% at September 30, 2000).

                The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 2000, the Company was in compliance with such covenants.

                The Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $97,000 at September 30, 2000 with weighted average interest rate of approximately 9%.

4. NEW ACCOUNTING PRONOUNCEMENTS

                In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which the Company is required to adopt in 2001. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contacts for hedging activities. As of September 30, 2000, the Company had no derivative instruments nor was it engaged in hedging activities, but it will continue to evaluate the effects of adopting SFAS No. 133.

                In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's view in applying generally accepted accounting principles to revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented during the Company's fourth quarter of fiscal 2000. The Company is in compliance with the requirements of SAB 101 and does not anticipate that its consolidated financial statements will be affected.

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

LIQUIDITY

        The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of September 30, 2000 the Company increased its working capital approximately $955,000 when compared to December 31, 1999, as a result of normal operations.

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

RESULTS OF OPERATIONS

        During the three and nine-month periods ended September 30, 2000, sales decreased approximately $272,000 or 6.3% and $743,000 or 5.4%, respectively, compared to the same periods last year. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. The stronger U.S. dollar in the three and nine-month periods ended September 30, 2000 resulted in lower reported sales of approximately $168,000 or 4.1% and $368,000 or 2.8%, respectively, when compared to the corresponding 1999 periods. In addition, a new reimbursement system in Germany has affected our customers there and resulted in what we expect to be a temporary decrease in sales. Also, continued cost control pressures in the health care industry affect the Company's revenue. The Company anticipates that these pricing pressures will continue in the future.

        Gross profit as a percentage of product sales increased for the three and nine-month periods ended September 30, 2000 from approximately 51.9% to 57.5% and 51.2% to 56.3%, respectively, compared to the same periods last year. This increase was due primarily to changes in the product mix and improved manufacturing efficiencies.

        Selling, general and administrative expenses decreased for the three and nine-month periods ended September 30, 2000 approximately $157,000 or 9.1% and $379,000 or 6.9%, respectively, compared to the same periods last year. The reductions are due primarily as a result of restructuring the European sales and marketing organization. Additional decreases are the result of non-recurring expenses during 1999.

        Research and development costs decreased for the three and nine-month periods ended September 30, 2000 approximately $167,000 or 26.5% and $401,000 or 23.0%, respectively, when compared to the same periods last year. This decrease is primarily due to the completion of several projects related to the HY-TEC 288 instrument system and related diagnostic tests.

        Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three and nine-month periods ended September 30, 2000 reflects the provision for estimated federal and state tax liabilities that are not offset by operating losses.

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


                                            HYCOR BIOMEDICAL INC.

Date:  November 13, 2000               By:  /s/ Armando Correa
                                            ------------------------------------
                                            Armando Correa, Director of Finance

                                            (Mr. Correa is the Principal
                                            Accounting Officer and has been duly
                                            authorized to sign on behalf of the
                                            registrant.)