Form 10-K405
period 2000-12-31
HYCOR BIOMEDICAL INC /DE/
filed 2001-03-28
CIK 719447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-11647

                              HYCOR BIOMEDICAL INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  58-1437178
 -----------------------------------                  --------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $51,296,497.

         The number of shares of common stock of the registrant outstanding at February 21, 2001 was 7,890,847.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 2000, in connection with the Annual Meeting of Stockholders to be held in 2001 are incorporated by reference into
Part III in this report on Form 10-K.

PART I

         ITEM 1. BUSINESS

GENERAL

         Hycor Biomedical Inc. ("Hycor" or the "Company") was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing, and marketing of medical diagnostic products throughout the United States and many foreign countries.

         The Company operates two wholly owned subsidiaries, Hycor Biomedical GmbH ("Hycor GmbH"), located in Kassel, Germany and Hycor Biomedical, LTD ("Hycor Ltd.), formally known as Cogent Diagnostics Limited, located in Edinburgh, Scotland. Hycor GmbH primarily manufactures and sells allergy diagnostic products in Europe. Hycor Ltd. develops, manufactures and markets a broad line of test kits for the diagnosis of autoimmune disease.

PRODUCTS

         The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical and diagnostic products with a focus on allergy and autoimmune testing and urinalysis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities.

         As part of a strategic redirection taken in 1995, the Company focused a great deal of effort on the development of its HY-TEC(TM) automated immunoassay system. The system includes an instrument, software, and test reagents. The "reagent rental" business, common to the diagnostic market, requires the placement of an instrument in laboratories of customers that pay for the system over an agreed contract period by the purchase of test reagents. The Company's HY-TEC reagent rental program is similar in that instruments are placed in use with direct customers and paid for over an agreed contract period by the purchase of test reagents, but also includes the sale of instruments to distributors. The instruments that are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements. The HY-TEC 288 instrument was launched in Europe in October 1998, in the U.S. in February 1999 and is expected to increase the Company's capital requirements in the future as the HY-TEC business continues to grow.

         The KOVA(TM) Microscopic Urinalysis System is the Company's largest product line accounting for approximately 54%, 55%, and 51% of revenues for 2000, 1999, and 1998, respectively. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

         The Company's clinical immunology product lines consist of allergy and autoimmune diagnostic products.

         The Company's allergy diagnostic product line, which accounted for approximately 31%, 30%, and 31% of revenues for 2000, 1999, and 1998, respectively, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA ("radioimmunoassay") and

EIA ("enzymatic immunoassays") procedures to test for specific allergies to more than 900 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds, and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company's products permit a physician to diagnose allergies by testing a sample of the patient's blood for the presence of the specific IgE or IgG antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, the Company markets the HY-TEC 480 and HY-TEC 288 automated diagnostic systems. The HY-TEC instruments provide clinical laboratories with significant productivity capabilities.

         The Company's Autoimmune diagnostic product line, which accounted for approximately 9%, 9%, and 8% of revenues in 2000, 1999, and 1998, respectively, includes tests utilized for the diagnosing and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company's tests are based on enzyme immunoassay technology in a microplate format, which can be automated in the clinical laboratory, unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time.

SALES AND MARKETING

         Primarily clinical laboratories and certain specialty physicians use the Company's products. In the United States, the Company's product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to two major U.S. distributors, Allegiance Healthcare Corporation and Fisher Scientific. The allergy product line is sold directly to the end user through the Company's direct sales force.

         In foreign countries the Company's products are sold primarily through a network of independent distributors. The Company sells its allergy and autoimmune products to the German and U.K. market through a direct sales force.

         Export sales (all to unaffiliated customers) accounted for approximately $1,924,000, $2,016,000, and $2,363,000 in 2000, 1999, and 1998,
respectively, which represents approximately 11%, 11%, and 13% of total consolidated sales for each of the respective years. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,295,000, $5,986,000, and $6,328,000 in 2000, 1999, and 1998, respectively. (See Note 10 to the Consolidated Financial Statements.)

         The Company's two largest distributors, Allegiance Healthcare Corporation and Fisher Scientific, accounted for 20% and 13% of net product sales in 2000; 21% and 14% of net product sales in 1999; and 19% and 12% in 1998. A loss of one or both of these distributors could significantly affect sales. However, there are other national, regional, and foreign clinical laboratory products distributors, as well as the Company's sales force that could market the Company's products.

         The Company did not have a significant backlog of orders at December 31, 2000 and December 31, 1999. Because of the short time between order receipt and expected delivery, the

Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company's business.

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

         Total research and development expenditures were $1,823,000, $2,280,000, and $2,392,000 for 2000, 1999, and 1998, respectively.

GOVERNMENT REGULATIONS

         The Company is indirectly affected by government regulations directed towards containing the cost of medical services and limiting the amount of reimbursement to service providers. These types of regulations, which are applicable to both domestic and international markets, will tend to limit growth rates in the Company's target markets. The Company's products, including the HY-TEC automated diagnostic system, are designed to provide a cost effective solution to service providers, thereby aiding in the cost containment efforts. However, the Company cannot predict the long-term affect on revenue growth resulting from these regulations.

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

EMPLOYEES

         As of February 16, 2001, the Company had approximately 154 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company's relations with its employees are satisfactory.

         ITEM 2.  PROPERTIES

At December 31, 2000, the Company had three separate facilities.

         1) The Company's corporate headquarters, principal administrative, and manufacturing facility is located in a leased 76,000 square foot two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2007. The Company has the option to extend the lease term for an additional five-year period.

         2) The Company leases a freestanding building located at Otto-Hahn Stra(beta)e 16, 34123 Kassel, Germany. The lease has a ten-year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical GmbH.

         3) The Company leases the 7000 square foot ground floor of a two-story building located at Pentlands Science Park, Bush Loan Penicuik, EH26 OPL Scotland. The lease has a five year term ending September 30, 2001. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Ltd.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, there were no matters submitted to a vote of security holders.

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

Year Ended               High          Low
----------               ----          ---
December 31, 1999
1st Quarter              1-1/2            1
2nd Quarter                  2        29/32
3rd Quarter            1-11/16       1-1/16
4th Quarter             3-1/32       1-5/32
December 31, 2000
1st Quarter                  9      1-11/16
2nd Quarter              7-7/8       4-3/16
3rd Quarter             8-9/16            6
4th Quarter              7-1/4      4-11/16

There were 907 shareholders of record as of February 21, 2001. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company's new bank line of credit also precludes the payment of dividends.

         ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

                                    2000          1999          1998(a)        1997(b)        1996
                                    ----          ----          -------        -------        ----
OPERATING RESULTS
  Net sales                       $ 17,072      $ 18,426      $ 18,410       $ 19,289       $ 20,084
  Net income (loss)               $    981      $    249      $ (6,600)      $ (4,254)      $     17
  Basic earnings per share        $   0.13      $   0.03      $  (0.91)      $  (0.60)      $   0.00
  Diluted earnings per share      $   0.12      $   0.03      $  (0.91)      $  (0.60)      $   0.00

FINANCIAL POSITION

  Working capital                 $  7,232      $  5,679      $  5,011       $  8,433       $ 11,458

  Net property and equipment      $  3,082      $  3,560      $  4,239       $  5,243       $  4,908

  Total assets                    $ 14,868      $ 15,039      $ 15,983       $ 22,301       $ 24,278

  Long-term debt                  $     29      $     87      $    678       $  2,240       $     --

Total Stockholder's equity        $ 11,469      $ 10,542      $ 10,677       $ 16,814       $ 21,918


a) 1998 results include the $2,248,000 write-off of goodwill related to the acquisition of Medical Specialties International Inc. In addition, the Company recognized an increase in the valuation allowance against deferred taxes of $3,189,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7 and 11 to the Consolidated Financial Statements.

b) 1997 results included the acquired in-process research and development write-off of $3,300,000 related to the acquisition of Hycor Ltd.

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

         In addition, during the year ended December 31, 2000 and continuing into the first quarter of 2001, businesses in the state of California experienced problems with the availability and cost of electrical power. While the Company presently believes that it will be able to maintain its planned operating and manufacturing schedules, unexpected power supply constraints or price increases could adversely affect future operating results.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999 Overall, 2000 sales decreased $1,354,000 or 7.3% when compared to 1999. Sales of urinalysis and clinical immunology product lines decreased $1,241,000 or 7.2% compared to 1999, while sales of other non-core products decreased $113,000 or 9.0% over the same period. Sales in the year 2000 were heavily affected by the strengthening dollar resulting in a negative foreign exchange impact to reported sales of approximately $550,000 or 3.0% compared to 1999. In the United States, sales to distributors decreased in 2000 compared to 1999 approximately $700,000 as they adjusted inventory levels. Additionally, continued pressures in the health care industry for cost controls affect the Company's revenue and the Company anticipates that these pricing pressures will continue in the future.

         Gross profit as a percentage of sales increased from 52.4% in 1999 to 54.8% in 2000 due primarily to changes in the product mix and improvements in manufacturing efficiencies.

         Selling, general, and administration expenses decreased $854,000 or 11.6% in 2000 over 1999. The decrease is primarily the result of cost containment efforts initiated in 1999 on the reorganization of the selling, general and administration support services in the Company's European subsidiaries, which resulted in a savings of approximately $366,000. In addition, the stronger U.S. dollar generated a positive foreign exchange impact of approximately $215,000 to reported expenses compared to 1999.

         Research and development costs decreased $457,000 or 20% (12% of sales in 1999 versus 11% in 2000) primarily due to the completion of several projects related to the HY-TEC 288 instrument system.

         Interest income increased $19,000 or 12% over the prior year due to increased average monthly balances in cash and investments during the year. Interest expense decreased $127,000 or 57% over the prior year due primarily to the payment of the principle balance in July 2000 on the outstanding notes issued in 1997 in relation to the acquisition of Hycor, Ltd.

         Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the twelve months ended December 31, 2000 reflects the provision for federal, state, and foreign liabilities that are not offset by operating losses. (See Note 7 to the Consolidated Financial Statements.)

1999 COMPARED TO 1998 Overall, 1999 sales remained flat when compared to 1998. Sales of urinalysis and clinical immunology product lines increased $696,000 or 4.2% compared to 1998, while sales of other non-core products decreased $680,000 or 35% over the same period. Additionally, continued pressures in the health care industry for cost controls affect the Company's revenue and the Company anticipates that these pricing pressures will continue in the future.

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

         Interest income increased $34,000 over the prior year due primarily to interest received from the IRS resulting from the tax audit for the periods 1993 and 1994. Interest expense increased $52,000 over the prior year due primarily to interest associated with the IRS audit for the same periods ($103,000), partially offset by reductions in interest expense related to the debt incurred for the purchase of Hycor Ltd. ($55,000).

         The provision for income taxes decreased substantially from $2,618,000 to $10,000 due to a non-cash charge of $3,189,000 in 1998 related to the increase of the deferred tax valuation allowance thereby eliminating the carrying value of deferred tax assets from the balance sheet. (See Note 7 to the Consolidated Financial Statements.)

FINANCIAL CONDITION

         The Company's working capital increased $1,553,000 from December 31, 1999 to December 31, 2000 primarily as the result of profitable operations. Also contributing to the increase was an excess of depreciation and amortization over capital expenditures of approximately ($522,000).

         The Company's principal capital commitments are for lease payments under non-cancelable operating leases. Additionally, the HY-TEC business requires the purchase of instruments, which in many cases are placed in use in laboratories of the Company's direct customers and paid for over an agreed contract period by the purchase of test reagents. This "reagent rental" sales program, common to the diagnostic market, creates negative cash flows in the initial years. The Company has entered into a long-term product manufacturing and sales agreement ("the Supply Agreement") with an equipment manufacturer located in Europe. The Supply Agreement provides for the European manufacturer to supply and the Company to purchase certain minimum levels of HY-TEC instruments. At December 31, 2000, the approximate future minimum payments under the Supply Agreement are $213,000, $213,000 and $280,000 for the years 2001, 2002, and 2003, respectively. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy these commitments and the needs of operations for the foreseeable future.

         The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires in July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant and equipment. At December 31, 2000, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 2000, the Company's interest rate was 8.8%.

         The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements ("Other Ratio"). At December 31, 2000, the Company was in compliance with such covenants. The Company believes it will be able to meet the requirements through the remainder of the credit term.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's view in applying generally accepted accounting principles to revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, was required to be implemented during the Company's fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations or financial condition.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation. FIN 44 is an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. Among other matters, FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of fiscal 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

         ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting its debt.

FOREIGN CURRENCY

         Approximately 26% of the Company's net sales in fiscal 2000 were generated by the Company's foreign subsidiaries ("Foreign Subs"). The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

         For financial reporting purposes, the Foreign Subs' statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs' sales as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 2000, the net impact to the Company's reported sales from the effect of exchange rate fluctuations was a decrease of approximately $550,000.

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

INTEREST RATES

         At December 31, 2000, $1,000,000 was outstanding on the Company's line of credit. Advances under the line bear interest at the prime rate or at LIBOR plus 2%. The weighted average interest rate for the year ended December 31, 2000 was 8.7%. If rates were to increase by 10%, the estimated impact on the Company's Consolidated Financial Statements would be to reduce net income by approximately $9,000 before taxes based on amounts outstanding and weighted average rates in effect throughout the year ended December 31, 2000.


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                              Page Number
                                                              -----------
Independent Auditors' Report                                      15
Consolidated Balance Sheets as of                               16-17
      December 31, 2000 and 1999
Consolidated Statements of Operations and                         18
      Comprehensive Operations for the years
      ended December 31, 2000, 1999, and 1998
Consolidated Statements of Stockholders'                          19
      Equity for the years ended December 31,
      2000, 1999, and 1998
Consolidated Statements of Cash                                 20-21
      Flows for the years ended December 31,
      2000, 1999, and 1998
Notes to Consolidated Financial Statements                      22-33

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hycor Biomedical Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Costa Mesa, California
February 16, 2001

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

              ASSETS                                         2000               1999
              ------                                     ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $    694,764       $    551,295
  Investments  (Note 3)                                     1,616,587          1,757,599
  Accounts receivable, net of allowance for
    doubtful accounts of $138,208 (2000) and
    $335,064 (1999) (Note 5)                                3,215,869          3,203,180
  Inventories (Notes 4 and 5)                               4,719,050          4,269,301
  Prepaid expenses and other current assets                   355,712            306,769
                                                         ------------       ------------
      Total current assets                                 10,601,982         10,088,144
                                                         ------------       ------------
PROPERTY AND EQUIPMENT, at cost (Note 5):
  Leasehold improvements                                    1,930,676          2,130,757
  Machinery and equipment                                   5,809,345          6,077,716
  Furniture, fixtures, and office equipment                 2,601,284          2,380,880
                                                         ------------       ------------
                                                           10,341,305         10,589,353

  Accumulated depreciation and amortization                (7,259,584)        (7,028,894)
                                                         ------------       ------------
       Property and equipment, net                          3,081,721          3,560,459
                                                         ------------       ------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $1,020,728 (2000) and
  $915,642 (1999)                                           1,147,987          1,329,861
OTHER ASSETS                                                   36,180             60,598
                                                         ------------       ------------
       Total assets                                      $ 14,867,870       $ 15,039,062
                                                         ============       ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

    LIABILITIES AND STOCKHOLDERS' EQUITY                     2000               1999
    ------------------------------------                     ----               ----
CURRENT LIABILITIES:
  Accounts payable                                       $    584,629       $    776,844
  Accrued liabilities                                         735,678          1,314,547
  Accrued payroll expenses                                    995,122            731,755
  Current portion of long-term debt (Note 5)                1,054,684          1,586,341
                                                         ------------       ------------
      Total current liabilities                             3,370,113          4,409,487
                                                         ------------       ------------

Long-term debt (Note 5)                                        28,925             87,389
                                                         ------------       ------------
      Total liabilities                                     3,399,038          4,496,876
                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 6 and 8):
  Preferred stock, $0.01 par value;
    authorized -- 3,000,000 shares;
    none outstanding                                               --                 --
  Common stock, $0.01 par value;
    authorized -- 20,000,000 shares;
    Issued and outstanding: 7,738,858
    Shares in 2000 and 7,348,677 shares in 1999                77,389             73,487
  Paid-in capital                                          12,640,536         12,544,005
  Accumulated deficit                                        (390,505)        (1,371,933)
  Accumulated other comprehensive loss                       (858,588)          (703,373)
                                                         ------------       ------------
      Total stockholders' equity                           11,468,832         10,542,186
                                                         ------------       ------------
         Total liabilities and stockholders' equity      $ 14,867,870       $ 15,039,062
                                                         ============       ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                2000               1999               1998
                                                                            ------------       ------------       ------------
NET SALES                                                                   $ 17,071,584       $ 18,425,523       $ 18,410,255
COST OF SALES                                                                  7,714,694          8,761,747          9,150,505
                                                                            ------------       ------------       ------------
      Gross profit                                                             9,356,890          9,663,776          9,259,750
                                                                            ------------       ------------       ------------
OPERATING EXPENSES:
  Selling, general, and administrative                                         6,503,389          7,357,669          8,572,099
  Research and development                                                     1,822,643          2,280,098          2,391,893
  Impairment loss on long-lived assets (Note 11)                                      --                 --          2,247,861
                                                                            ------------       ------------       ------------
      Total operating expenses                                                 8,326,032          9,637,767         13,211,853
                                                                            ------------       ------------       ------------
OPERATING INCOME (LOSS)                                                        1,030,858             26,009         (3,952,103)

INTEREST EXPENSE                                                                 (95,993)          (223,372)          (171,010)
INTEREST INCOME                                                                  178,079            158,925            124,742
(LOSS) GAIN ON FOREIGN CURRENCY TRANSACTIONS                                     (60,516)           (27,717)            16,277
GAIN ON SALE OF PATENT (NOTE 11)                                                      --            325,426                 --
                                                                            ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION                                                                    1,052,428            259,271         (3,982,094)

INCOME TAX PROVISION (Note 7)                                                     71,000             10,000          2,618,000
                                                                            ------------       ------------       ------------
NET INCOME (LOSS)                                                           $    981,428       $    249,271       $ (6,600,094)
                                                                            ============       ============       ============
BASIC EARNINGS PER SHARE (Note 2)                                           $       0.13       $       0.03       $      (0.91)
                                                                            ============       ============       ============
DILUTED EARNINGS PER SHARE (Note 2)                                         $       0.12       $       0.03       $      (0.91)
                                                                            ============       ============       ============
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

NET INCOME (LOSS)                                                           $    981,428       $    249,271       $ (6,600,094)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
   Foreign currency translation adjustments                                     (139,685)          (496,398)           309,075
   Unrealized (losses) gains on securities                                       (17,278)           (11,519)             2,833
   Plus: reclassification adjustment for losses included in net income             1,748                 --                323
                                                                            ------------       ------------       ------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX                                   (155,215)          (507,917)           312,231
                                                                            ------------       ------------       ------------
COMPREHENSIVE INCOME (LOSS)                                                 $    826,213       $   (258,646)      $ (6,287,863)
                                                                            ============       ============       ============


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                        Common Stock                           Retained          Accumulated
                                 -------------------------                     Earnings             Other
                                    Number of      Par         Paid-in       (Accumulated       Comprehensive
                                     Shares       Value        Capital         Deficit)          Income (Loss)     Total
                                 --------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998         7,156,954     $71,570     $12,271,207       $4,978,890         $(507,687)    $16,813,980
ISSUANCE OF COMMON STOCK,
 UNDER EMPLOYEE BENEFIT
 PLANS (Note 8)                      126,502       1,265         149,313               --                 --        150,578
NET LOSS                                  --          --              --       (6,600,094)                --     (6,600,094)
OTHER COMPREHENSIVE INCOME                --          --              --               --            312,231        312,231
                                 --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998       7,283,456      72,835      12,420,520       (1,621,204)          (195,456)    10,676,695

ISSUANCE OF COMMON STOCK,
 UNDER EMPLOYEE BENEFIT
 PLANS (Note 8)                       65,221         652          63,485               --                 --         64,137
ISSUANCE OF STOCK WARRANT FOR
 SERVICES (Note 6)                        --          --          60,000               --                 --         60,000
NET INCOME                                --          --              --          249,271                 --        249,271
OTHER COMPREHENSIVE LOSS                  --          --              --               --           (507,917)      (507,917)
                                 --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999       7,348,677      73,487      12,544,005       (1,371,933)          (703,373)    10,542,186

ISSUANCE OF COMMON STOCK,
 UNDER EMPLOYEE BENEFIT
 PLANS (Note 8)                      377,996       3,780          96,653               --                 --        100,433
EXERCISE OF COMMON STOCK
 WARRANTS (Note 6)                    12,185         122            (122)              --                 --            --
NET INCOME                                --          --              --          981,428                 --        981,428
OTHER COMPREHENSIVE LOSS                  --          --              --               --           (155,215)      (155,215)
                                 --------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000       7,738,858     $77,389     $12,640,536        $(390,505)         $(858,588)   $11,468,832
                                 ============================================================================================


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                      2000           1999           1998
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $   981,428    $   249,271    $(6,600,094)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                    1,117,462      1,318,212      1,701,642
    Stock based expense for services                                                        --         60,000             --
    Provision for doubtful accounts receivable                                          (7,581)       150,379        162,174
    Provision for excess and obsolete inventories                                      200,025      1,139,819        226,582
    Gain on sale of intangibles                                                             --       (325,426)            --
    Deferred income tax provision                                                           --             --      2,580,000
    Impairment loss on long-lived assets                                                    --        159,000      2,247,861
    Change in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency adjustments:
      Accounts receivable                                                              (92,828)      (425,483)       127,203
      Inventories                                                                     (718,337)    (1,472,307)      (672,610)
      Prepaid expenses and other current assets                                        (45,124)       106,550        159,274
      Accounts payable                                                                (163,556)      (302,540)      (155,427)
      Accrued liabilities                                                             (565,676)         8,030        555,175
      Accrued payroll expenses                                                         273,692        366,699       (243,105)
                                                                                   -----------    -----------    -----------
          Total adjustments                                                             (1,923)       782,933      6,688,769
                                                                                   -----------    -----------    -----------
    Net cash provided by operating activities                                          979,505      1,032,204         88,675
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                          (1,158,934)    (1,671,137)            --
  Proceeds from sales of investments                                                 1,271,368      1,150,000        205,247
  Purchases of property and equipment                                                 (595,337)      (634,741)    (1,507,811)
  Purchases of intangible assets                                                       (27,181)      (105,593)       (92,566)
  Proceeds from sales of intangible assets                                                  --        700,000             --
  Proceeds from sales of property and equipment                                         13,942          2,500      1,247,395
  Proceeds from collection of notes receivable                                          35,382         55,090         95,193

                                                                                  -----------    -----------    -----------
    Net cash used in investing activities                                             (460,760)      (503,881)       (52,542)
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                  --             --         49,370
  Principal payments on long-term debt                                                (583,369)      (710,937)      (398,565)
  Proceeds from issuance of common stock                                               100,433         64,137        150,578

                                                                                   -----------    -----------    -----------
    Net cash used in financing activities                                             (482,936)      (646,800)      (198,617)

                                                                                   -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                107,660         14,056          3,292

                                                                                   -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       143,469       (104,421)      (159,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           551,295        655,716        814,908

                                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   694,764    $   551,295    $   655,716
                                                                                   ===========    ===========    ===========


                 See notes to consolidated financial statements

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                     2000       1999       1998
                                                                                   --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year -- interest                                            $120,112   $246,193   $177,701
                            -- income taxes                                        $ 73,883   $ 75,806   $ 18,221

Reduction of goodwill and debt due to post closing adjustment to the purchase
   price of Hycor Ltd.                                                             $     --   $115,533   $     --
                                                                                   ========   ========   ========


                 See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999, and 1998

NOTE 1:  DESCRIPTION OF BUSINESS

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

INVESTMENTS The Company accounts for investments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000 and 1999, marketable equity and debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

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

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives that range from three to twenty years. Leasehold improvements are amortized over the life of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred. Additions and improvements are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks, and license fees that are recorded at cost. Goodwill is amortized over 10 to 15 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over the assets' estimated useful lives that range from 5 to 15 years. The Company assesses the recoverability of its goodwill on an annual basis or whenever adverse events occur or changes in circumstances or business climate indicate that expected undiscounted future operating cash flows may not be sufficient to support recorded goodwill. If expected undiscounted operating cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill. (See Note 11).

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

REVENUE RECOGNITION Revenue on product sales is recognized when products are shipped and title passes.

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

                                2000           1999           1998
----------------------------------------------------------------------
Weighted-average number
of shares outstanding         7,494,868      7,295,435      7,217,928
Common stock equivalents        503,813         14,885            N/A
----------------------------------------------------------------------
                              7,998,681      7,310,320      7,217,928
======================================================================

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

RECLASSIFICATIONS Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

NEW ACCOUNTING PRONOUNCEMENTS SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's view in applying generally accepted accounting principles to revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, was required to be implemented during the Company's fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations or financial condition.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation. FIN 44 is an interpretation of APB Opinion No. 25 Accounting for Stock Issued to Employees. Among other matters, FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of fiscal 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

NOTE 3:  INVESTMENTS

         Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within one to six years. As of December 31, 2000, such investments cost and fair value were $1,656,214 and $1,616,587, respectively. As of December 31, 1999, the cost and fair value were $1,771,342 and $1,757,599, respectively.

         Gross unrealized holding gains at December 31, 2000 and 1999, were $14,738 and zero, offset by unrealized holding losses of $54,365 and $13,743, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. During 2000, the Company sold investments with an aggregate book value of $1,274,282 for total cash proceeds of $1,271,368, resulting in a net realized loss of $2,914. During 1999, the Company sold investments with an aggregate book value of $1,150,000 for total cash proceeds of $1,150,000, resulting in no net realized gain or loss.

NOTE 4:  INVENTORIES

Inventories at December 31, 2000 and 1999 consisted of:

                        2000             1999
------------------------------------------------
Raw materials        $1,128,822      $  868,876
Work-in-process       2,181,753       1,392,527
Finished goods        1,408,475       2,007,898
------------------------------------------------

                     $4,719,050      $4,269,301
================================================

NOTE 5:  LONG-TERM DEBT

         The Company has a line of credit that provides for borrowings up to $2,000,000 and expires in July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At December 31, 2000, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (8.8% at December 31, 2000).

         The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 2000, the Company was in compliance with such covenants.

         In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $84,000 with a weighted-average interest rate of approximately 9.7%.

Principal payments on long-term debt are due as follows:

Year Ending December 31:          Amount
------------------------------------------
      2001                     $1,054,684
      2002                         26,897
      2003                          2,028
      2004                             --
      2005                             --
Thereafter                             --
------------------------------------------
                               $1,083,609
==========================================

NOTE 6:  STOCKHOLDERS' EQUITY

         In December 1998, the Company granted warrants to purchase 150,000 shares of the Company's common stock to certain consultants of the Company. The warrants are exercisable at $1.44 per share and expire on December 3, 2002. During the year ended December 31, 2000, 15,000 warrants were exercised for which the Company issued 12,185 shares of common stock, net of 2,815 shares surrendered in payment of the exercise price. As of December 31, 2000, warrants to purchase 135,000 shares of the Company's common stock were outstanding.

         During the year ended December 31, 1999, the Company recorded expense of $60,000, which was equivalent to the estimated fair market value of the warrants at the date the services were completed. The fair market value was computed using the Black-Scholes option pricing model and assumptions similar to those used to value the Company's stock options as described in Note 8.

NOTE 7:  INCOME TAXES

The income tax provision consists of the following:

                   2000            1999            1998
----------------------------------------------------------
Current:
  Federal      $   10,000      $       --      $       --
  State            50,000          10,000          38,000
  Foreign          11,000              --              --
----------------------------------------------------------
  Total            71,000          10,000          38,000

Deferred:
  Federal              --              --       1,576,000
  State                --              --         437,000
  Foreign              --              --         567,000
----------------------------------------------------------
  Total                --              --       2,580,000
               $   71,000      $   10,000      $2,618,000
==========================================================

A reconciliation of the Company's effective tax rate compared to the federal statutory tax rate is as follows:

                                             2000              1999             1998
-----------------------------------------------------------------------------------------
Provision computed at federal
 statutory rate                          $   358,000       $    88,000       $(1,393,000)
Increase (decrease) resulting from:
 State taxes, net                             33,000             7,000            62,000
 Research and development credits            (16,000)               --                --
 Foreign sales corporation                    (5,000)               --                --
 Intangibles                                  14,000             1,000           774,000
 Meals and entertainment                      11,000            10,000             9,000
 Other                                       (21,000)          (18,000)          (23,000)
 Valuation allowance                        (303,000)          (78,000)        3,189,000
-----------------------------------------------------------------------------------------
                                         $    71,000       $    10,000       $ 2,618,000
=========================================================================================

         The components of the Company's deferred income tax benefit as of December 31, 2000 and 1999, are as follows:

                                         2000              1999
--------------------------------------------------------------------
Allowance for doubtful accounts       $    24,000       $   127,000
Inventory reserves                        116,000           499,000
Depreciation                              (83,000)         (105,000)
Accrued payroll                           306,000           175,000
Tax credits                               804,000           661,000
Net operating loss carryforwards        2,264,000         2,356,000
Deferred state taxes                        5,000             3,000
Capital loss carryforwards                     --            24,000
Unrealized foreign exchange gain          (65,000)          (65,000)
Other                                     112,000           111,000
--------------------------------------------------------------------
         Subtotal                       3,483,000         3,786,000

Valuation allowance                    (3,483,000)       (3,786,000)
--------------------------------------------------------------------

Total                                 $        --       $        --
====================================================================

         The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes". The Company has determined that a valuation allowance for the entire net deferred tax asset is required.

         As of December 31, 2000, the Company has approximately $3.7 million and $0.6 million of federal and state domestic net operating loss carry-forwards, respectively. Utilization of a portion of the federal net operating losses has been limited, due to a change in ownership, to approximately $893,000 per year by Internal Revenue Code Section 382. Approximately $2.2 million in federal net operating losses expire in 2001 to the extent not utilized by the Company, with the remainder expiring on an annual basis through 2018. In addition, the Company has foreign net operating loss carry-forwards of approximately $2.7 million of which $0.8 million is currently expiring on an annual basis through 2005 with the remainder having no expiration.

NOTE 8:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS At December 31, 2000, the Company had reserved 906,375 shares of common stock for issuance to employees and directors under four stock option plans. Options are generally granted at fair market value and become exercisable over periods of up to ten years. These options generally expire 10 years from the date of grant.

         Option activity under the plans is as follows:

                                                                      Weighted
                                                                       Average
                                                      Number of       Exercise
                                                       Shares          Price
-------------------------------------------------------------------------------
Outstanding, January 1, 1998                         1,348,316       $   4.34
Granted (weighted-average fair value of $0.80)         597,500           1.72
Exercised                                              (80,549)          1.31
Canceled                                              (602,333)          4.58
                                                     ---------
Outstanding, December 31, 1998 (385,101              1,262,934           3.18
  exercisable at a weighted-average price
  of $4.56)
Granted (weighted-average fair value of $0.68)          80,000           1.13
Canceled                                               (54,934)          2.49
                                                     ---------
Outstanding, December 31, 1999 (518,375              1,288,000           3.08
  exercisable at a weighted-average price
  of $3.88)
Granted (weighted-average fair value of $3.85)          78,000           4.97
Exercised                                             (569,625)          3.52
Canceled                                               (13,500)          4.46
                                                     ---------
Outstanding, December 31, 2000                         782,875       $   2.93
                                                     =========


         The Company's option plan allows employees to exercise options by exchanging an equivalent value of previously owned Hycor common shares in lieu of the cash exercise price. The employee must have held such shares for at least six months prior to the exercise date. As a result, 249,736 common shares were remitted by employees and retired by the Company during fiscal year 2000.

Additional information regarding options outstanding as of December 31, 2000, is as follows:

                                                         Options Outstanding                       Options Exercisable
                                                 ----------------------------------            ----------------------------
                                                  Weighted-Avg.           Weighted-                               Weighted-
                                                    Remaining               Avg.                                    Avg.
      Range of                   Number          Contractual Life         Exercise               Number           Exercise
   Exercise Prices            Outstanding            (Yrs)                 Price               Exercisable         Price
------------------------------------------------------------------------------------------------------------------------------
     $1.00 - 1.94               379,250               7.6                  $1.57                 95,500            $1.67
      2.00 - 3.00                95,000               7.0                   2.13                 29,000             2.31
      4.00 - 4.89               260,625               5.4                   4.56                111,000             4.63
      5.75 - 6.63                48,000               6.4                   6.32                 18,000             6.63
------------------------------------------------------------------------------------------------------------------------------
     $1.00 - 6.63               782,875               6.7                  $2.93                253,500            $3.39

At December 31, 2000, 123,500 shares were available for grant.

STOCK PURCHASE PLAN The Company has reserved 314,905 shares of its common stock for issuance to employees under two employee stock purchase plans. The plans allows eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three or six-month offer period, subject to an annual limitation.

         The Company has 19,261 shares reserved for future issuance under its 1988 Employee Stock Purchase Plan. Stock issued under this plan was 53,751, 65,221, and 53,147 shares in 2000, 1999, and 1998 at weighted-average prices of $1.12, $0.98, and $1.20 respectively. This plan will terminate during 2001.

         On February 25, 2000, the Board of Directors adopted the Hycor Biomedical Inc. 2000 Employee Stock Purchase Plan (2000 ESPP) under which up to 300,000 shares could be sold to the employees. The Company has 295,644 shares reserved for future issuance under its 2000 ESPP. Stock issued under this plan in 2000 was 4,356 shares at the weighted-average price of $4.95.

ADDITIONAL STOCK PLAN INFORMATION As discussed in Note 2, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life, 72 months; stock volatility, 89% in 2000, 59% in 1999, and 37% in 1998; risk-free interest rates, 6.2% in 2000, 4.9% in 1999, and 5.6% in 1998; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999, and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                                   2000          1999          1998
                                               -----------------------------------------
Pro forma net income (loss)                    $   871,417   $   83,551   $  (6,683,000)
Pro forma basic income (loss) per share        $      0.12   $     0.01   $       (1.05)
Pro forma diluted income (loss) per share      $      0.11   $     0.01   $       (1.05)

401(k) PLAN The Company has established a profit sharing plan under Internal Revenue Code Section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee's contribution and 100 percent of the next one percent of contribution. In prior periods, a portion of the Company's contribution was made in the Company's common stock. In the period ended December 31, 1998, the Company depleted its stock reserves allocated to the 401(k) plan and therefore has issued no shares in 2000 or 1999 under this plan. The Company issued 5,912 shares of its common stock under this plan in 1998. Compensation expense related to these plans was $162,277, $115,385, and $107,860 in 2000, 1999, and 1998, respectively.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES The Company leases office, laboratory, and warehouse space and laboratory equipment under non-cancelable operating leases. During the year ended December 31, 1998, the Company relocated its administrative office from its Irvine, California, facility to its Garden Grove, California, facility. The Irvine facility was subleased until August 2000 when the lease was terminated.

         Rental expense under operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $692,000 (net of sublease income of $249,000), $789,000 (net of sublease income of $353,000), and $895,000, respectively. Future annual minimum lease payments under the noncancelable operating leases as of December 31, 2000 are as follows:

Year                                                   Amount
--------------------------------------------------------------
2001                                                $ 696,000
2002                                                  694,000
2003                                                  692,000
2004                                                  690,000
2005                                                  582,000
Thereafter                                          1,478,000
--------------------------------------------------------------

                                                   $4,832,000
==============================================================

OTHER COMMITMENTS The Company has entered into a long-term product manufacturing and sales agreement ("the Supply Agreement") with an equipment manufacturer located in Europe. The Supply Agreement provides for the European manufacturer to supply and the Company to purchase certain minimum levels of HY-TEC instruments. At December 31, 2000, the approximate future minimum payments under the Supply Agreement are $213,000, $213,000 and $280,000 for the years 2001,

2002, and 2003, respectively.

LITIGATION The Company is involved in litigation which is incidental to its business. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 10:  SEGMENT INFORMATION

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

         The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 20% and 13% of net product sales in 2000; 21% and 14% in 1999; and 19% and 12% in 1998. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         In addition to its United States operations, the Company has subsidiaries in Scotland, France, and Germany. Information about the Company's products and operations in different geographic locations is shown below.

(In Thousands)
-------------------------------------------------------------------------------------------------------------
Revenues by Product Line:       2000              %         1999              %         1998              %
-------------------------------------------------------------------------------------------------------------
Urinalysis                    $ 9,188            54%      $10,046            55%      $ 9,309            51%
Clinical Immunology             6,745            39%        7,128            38%        7,169            39%
Other                           1,139             7%        1,252             7%        1,932            10%
                              -------------------------------------------------------------------------------
                              $17,072           100%      $18,426           100%      $18,410           100%
                              -------------------------------------------------------------------------------

Geographical Information:       2000              %         1999              %         1998              %
-------------------------------------------------------------------------------------------------------------
Revenues (a)
    United States             $12,656            74%      $13,377            73%      $13,264            72%
    Foreign:
        Germany                 2,734            16%        3,281            18%        3,234            18%
        Scotland                1,682            10%        1,768             9%        1,912            10%
                              -------------------------------------------------------------------------------
        Subtotal-Foreign        4,416            26%        5,049            27%        5,146            28%
                              -------------------------------------------------------------------------------
      Total Revenues          $17,072           100%      $18,426           100%      $18,410           100%
                              ===============================================================================

a = Revenues are allocated to countries based on the source of the product.

                                         2000         1999
Long-Lived Assets (Net):
------------------------------------------------------------
    United States                      $ 2,743      $ 2,824
    Foreign:
        Germany                          1,308        1,685
        Other Europe                       215          442
                                       ---------------------
        Subtotal-Foreign                 1,523        2,127
                                       ---------------------
      Total Long-Lived Assets          $ 4,266      $ 4,951
                                       =====================

Deferred Tax Assets                      2000         1999
------------------------------------------------------------
United States                          $ 2,526      $ 3,026
Foreign:
    Germany                                941          408
    Other Europe                            16          352
                                       ---------------------
    Subtotal-Foreign                       957          760
                                       ---------------------
Subtotal                                 3,483        3,786
                                       ---------------------
Valuation Allowance                     (3,483)      (3,786)
                                       ---------------------
Total Deferred Tax Assets              $    --      $    --
                                       =====================

NOTE 11: IMPAIRMENT LOSS ON LONG-LIVED ASSETS AND GAIN ON SALE OF PATENT

         During the year ending December 31, 1999, the Company sold the patent associated with its Hematology line of products for $700,000. The patent and certain related assets had a net book value of approximately $375,000, resulting in a gain of approximately $325,000, which is included in the accompanying statement of operations.

         In 1994, the Company acquired Medical Specialties International, Inc.
(MSI) and recorded total goodwill resulting from the acquisition of approximately $2,829,000. During 1998, changes in the market place, the introduction of new technologies and the loss of the Company's sole distributor of the MSI product line caused the goodwill related to the acquisition to be considered impaired. Impairment of goodwill was determined based on the Company's expected inability to generate positive future operating cash flows to support the recorded value of goodwill. The Company, in accordance with SFAS No. 121 and APB Opinion No. 17 "Intangible Assets", recorded a non-cash pre-tax charge of $2,248,000 relating to MSI goodwill and other assets. This write down eliminates all remaining goodwill related to this acquisition.

NOTE 12:  FINANCIAL INSTRUMENTS

         Derivative financial instruments were used by the Company in the management of its foreign currency exposures on firm commitments. The Company had entered into forward exchange contracts to hedge its outstanding notes, issued in 1997 in the acquisition of Hycor Ltd., which were payable in British pounds. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

         The foreign currency notes were paid in full in July 2000 and there were no firm commitment hedges outstanding at December 31, 2000.

A summary of forward exchange contracts as of December 31, 1999 is as follows:

                December 31, 1999
---------------------------------------------------
     US Dollar                           Fair
    Equivalent         Maturity         Value
    ----------         --------         -----
      $492,188         July 2000       $504,789

PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under the captions "Election of Directors," "Executive Officers," and "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

        ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Executive Compensation" of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included under the caption "Stock Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

        1.         FINANCIAL STATEMENT SCHEDULES

                   The following financial schedule is filed as part of this
                   Report:

                  Schedule                                                 Page
                   Number     Description                                 Number
                    II        Valuation and Qualifying                     S-1
                                Accounts

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

                10(1). Employment Agreement of J. David Tholen, dated April 30, 2000.

                10(2). Employment Agreement of Mary Jo Deal, dated September 1, 1997, previously filed as Exhibit 10(2). to the Company's 10-Q for September 1997, and incorporated herein by reference.

                10(3). Employment Agreement of Reginald P. Jones, dated April 30, 2000.

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

                10(7).  1988 Employee Stock Purchase Plan, previously filed as
                        Exhibit 4(1). to the Company's Registration Statement on Form S-8 (No. 33-25427), and incorporated herein by reference.

                10(8). Hycor Biomedical Incentive Profit Sharing Plan, previously filed as Exhibit 4(1). to the Company's Registration Statement on Form S-8 (No. 33-25430), and incorporated herein by reference.

                10(9). Long Term Executive Incentive Plan - 1988, previously filed as Exhibit 4(1). to the Company's Registration Statement on Form S-8 (No. 33-43280) and incorporated herein by reference.


                10(10). 1992 Incentive Stock Plan, previously filed as Exhibit
                        10(17). to the Company's 10-Q for June 30, 1992, and incorporated herein by reference.

                10(11). Nonqualified Stock Option Plan for Non-Employee
                        Directors, previously filed as Exhibit 10(18). to the Company's 10-Q for June 30, 1992, and incorporated herein by reference.

                10(12). 2000 Employee Stock Purchase Plan, previously filed as
                        Exhibit 4(1). to the Company's Registration Statement on Form S-8 (No. 333-45110), and incorporated herein by reference.

                OTHER MATERIAL CONTRACTS

                10(13). Lease Agreement for the Company's Garden Grove,
                        California facility dated December 1, 1990, previously filed as Exhibit 10(8). to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

                10(14). Lease agreement for the Company's Kassel, Germany
                        facility, dated January 13, 1994, previously filed as
                        Exhibit 10(26). to the Company's Annual Report on 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

                10(15). Business Loan Agreement between Hycor Biomedical Inc.
                        and Tokai Bank of California, dated July 11, 1997, previously filed as Exhibit 10.01 to the Company's 10-Q for June 30, 1997, and incorporated herein by reference.

                10(16). Investment Banking Agreement by and between Hycor
                        Biomedical Inc. and Schneider Securities, Inc. dated December 3, 1998. Previously filed as Exhibit 10(28) to the Company's Annual Report on 10-K for fiscal year ended December 31, 1998, and incorporated herein by reference.

                21.     Subsidiaries of Hycor Biomedical Inc.

                23.     Consent of Deloitte & Touche LLP, dated March 28, 2001.



(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Hycor Biomedical Inc.
                                       (Registrant)

Date:  3/25/01                         By: /s/ J. David Tholen
      -----------------------              ------------------------------------
                                       J. David Tholen
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  3/28/01                        By: /s/ J. David Tholen
      -----------------------             -------------------------------------
                                          J. David Tholen
                                          President and Chief Executive Officer

Date:  3/28/01                        By: /s/ Samuel D. Anderson
      -----------------------             -------------------------------------
                                          Samuel D. Anderson
                                          Chairman

Date:  3/28/01                        By: /s/ David S. Gordon
      -----------------------             -------------------------------------
                                          David S. Gordon
                                          Director

Date:  3/28/01                        By: /s/ Reginald P. Jones
      ------------------------            -------------------------------------
                                          Reginald P. Jones
                                          Senior Vice President, Chief Financial
                                          Officer

Date:  3/28/01                        By: /s/ James R. Phelps
      ------------------------            -------------------------------------
                                          James R. Phelps
                                          Director

Date:  3/28/01                        By: /s/ Richard E. Schmidt
      ------------------------            -------------------------------------
                                          Richard E. Schmidt
                                          Director

Date:  3/28/01                        By: /s/ David A. Thompson
      ------------------------            -------------------------------------
                                          David A. Thompson
                                          Director

Date:  3/28/01                        By: /s/ David A. Thompson
      ------------------------            -------------------------------------
                                          David A. Thompson
                                          Director

Date:  3/28/01                        By: /s/ Armando Correa
      ------------------------            -------------------------------------
                                          Armando Correa
                                          Director, Finance and
                                          Principal Accounting Officer

                                                                     Schedule II


                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                  Balance at      Charged to
                                   Beginning       Costs and                          Balance at
                                    of Year        Expenses         Deductions        End of Year
                                 ----------------------------------------------------------------
Allowance for doubtful accounts
receivable

 1998                            $   120,684      $   162,174       $    71,376      $   211,482

 1999                                211,482          150,379            26,797          335,064

 2000                                335,064           (7,581)          189,275          138,208


Allowance for excess, obsolete,
and short-dated inventories

 1998                            $   381,426      $   226,582       $   165,136      $   442,872

 1999                                442,872        1,139,819           310,652        1,272,039

 2000                              1,272,039          200,025           386,152        1,085,912

Exhibit List
Exhibit No.                           Name of Exhibit
-----------                           ---------------
10 (1).                     Employment Agreement of J. David Tholen

10 (3).                     Employment Agreement of Reginald P. Jones

21.                         Subsidiaries of Hycor Biomedical Inc.

23.                         Consent of Deloitte & Touche LLP,
                            dated March 28, 2001.