Form 10-Q
period 2001-03-31
HYCOR BIOMEDICAL INC /DE/
filed 2001-05-14
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         Commission File Number: 0-11647

                              HYCOR BIOMEDICAL INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          58-1437178
              --------                                          ----------
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

                                    No Change
                                   ----------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding at April 20, 2001
              -----                                -----------------------------
   Common Stock, $.01 Par Value                              7,945,101

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,        December 31,
ASSETS                                                                      2001              2000
                                                                       -------------      ------------
CURRENT ASSETS:                                                          (unaudited)
  Cash and cash equivalents                                                $297,090           $694,764
  Investments                                                             1,672,013          1,616,587
  Accounts receivable, net of allowance for
    doubtful accounts of $158,603 (2001) and $138,208 (2000)              3,603,397          3,215,869
  Inventories (Note 2)                                                    4,859,276          4,719,050
  Prepaid expenses and other current assets                                 315,634            355,712
                                                                        -----------        ------------
      Total current assets                                               10,747,410         10,601,982
                                                                        -----------        ------------
PROPERTY AND EQUIPMENT, at cost                                          10,279,780         10,341,305
  Less accumulated depreciation                                          (7,409,773)        (7,259,584)
                                                                        -----------        ------------
       Property and equipment, net                                        2,870,007          3,081,721


GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  Accumulated amortization of $1,008,833 (2001) and $1,020,728 (2000)     1,061,614          1,147,987
OTHER ASSETS                                                                 36,180             36,180
                                                                        -----------        ------------
       Total assets                                                     $14,715,211        $14,867,870
                                                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $ 626,634          $ 584,629
  Accrued liabilities                                                       743,091            735,678
  Accrued payroll expenses                                                  678,200            995,122
  Current portion of long-term debt (Note 3)                              1,048,127          1,054,684
                                                                        -----------        ------------
      Total current liabilities                                           3,096,052          3,370,113
                                                                        -----------        ------------
Long-term debt (Note 3)                                                      17,783             28,925
                                                                        -----------        ------------
Total Liabilities                                                         3,113,835          3,399,038

STOCKHOLDERS' EQUITY:
  Common stock                                                               79,268             77,389
  Paid-in capital                                                        12,760,902         12,640,536
  Accumulated deficit                                                      (242,835)          (390,505)
  Accumulated other comprehensive loss                                     (995,959)          (858,588)
                                                                        -----------        ------------
      Total stockholders' equity                                         11,601,376         11,468,832
                                                                        -----------        ------------
         Total liabilities and stockholders' equity                     $14,715,211        $14,867,870
                                                                        ===========        ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                         -----------------------------
                                                            2001               2000
                                                         -----------       -----------
NET SALES                                                $ 4,280,090       $ 4,628,095
COST OF SALES                                              1,936,317         2,144,184
                                                         -----------       -----------
      Gross profit                                         2,343,773         2,483,911

OPERATING EXPENSES:
  Selling, general, and administrative                     1,604,187         1,732,177
  Research and development                                   566,887           438,304
                                                         -----------       -----------
      Total operating expenses                             2,171,074         2,170,481
                                                         -----------       -----------
OPERATING INCOME                                             172,699           313,430

INTEREST EXPENSE                                             (15,654)          (23,392)
INTEREST INCOME                                               37,001            36,858
LOSS ON FOREIGN CURRENCY TRANSACTIONS                         (9,724)          (38,080)
                                                         -----------       -----------
INCOME BEFORE INCOME TAX PROVISION                           184,322           288,816

INCOME TAX PROVISION                                          36,652            21,645
                                                         -----------       -----------
NET INCOME                                               $   147,670       $   267,171
                                                         ===========       ===========

BASIC EARNINGS PER SHARE                                 $      0.02       $      0.04
                                                         ===========       ===========
DILUTED EARNINGS PER SHARE                               $      0.02       $      0.03
                                                         ===========       ===========

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                    7,814,111         7,348,677
                                                         ===========       ===========
  Diluted                                                  8,254,947         8,051,360
                                                         ===========       ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net Income                                               $   147,670       $   267,171

OTHER COMPREHENSIVE LOSS, NET OF TAX
    Foreign currency translation adjustments                (194,543)         (160,996)

    Unrealized gains (losses) on securities                   57,172           (15,257)
                                                         -----------       -----------
OTHER COMPREHENSIVE LOSS, NET OF TAX                        (137,371)         (176,253)
                                                         -----------       -----------
COMPREHENSIVE INCOME                                     $    10,299       $    90,918
                                                         ===========       ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                        2001           2000
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 147,670       $ 267,171
  Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
    Depreciation and amortization                                      278,342         296,681
    Provision for doubtful accounts receivable                          15,399          16,338
    Provision for excess and obsolete inventories                       62,490         201,740
    Change in assets and liabilities, net of effects of foreign currency adjustments
      Accounts receivable                                             (465,974)        (44,666)
      Inventories                                                     (268,544)       (194,449)
      Prepaid expenses and other current assets                         16,968         (20,468)
      Accounts payable                                                  56,185          52,354
      Accrued liabilities                                              131,196        (158,517)
      Accrued payroll expenses                                        (311,994)       (126,385)
                                                                     ---------       ---------
          Total adjustments                                           (485,932)         22,628
                                                                     ---------       ---------
    Net cash (used in) provided by operating activities               (338,262)        289,799
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                  --        (824,503)
  Proceeds from sales of investments                                    20,000         800,000
  Purchases of property, plant and equipment                           (72,860)       (283,705)
  Other                                                                   (881)          1,057
                                                                     ---------       ---------
    Net cash used in investing activities                              (53,741)       (307,151)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                 (15,027)        (18,058)
  Proceeds from issuance of common stock                                 8,478          35,590
                                                                     ---------       ---------
    Net cash (used in) provided by financing activities                 (6,549)         17,532
                                                                     ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    878          (5,266)
                                                                     ---------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (397,674)         (5,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         694,764         551,295
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 297,090       $ 546,209
                                                                     =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the period - interest                             $  23,667       $  31,563
                              - income taxes                         $   9,495       $  49,644

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.    BASIS OF PRESENTATION

            In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, the results of operations and the cash flows for the three-month periods ended March 31, 2001 and 2000.

            These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and may be subject to year-end adjustments.

            The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

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

2.    INVENTORIES

            Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at March 31, 2001 and December 31, 2000 consist of:

                                  3/31/01         12/31/00
                                 ----------      ----------
            Raw materials        $1,465,230      $1,128,822
            Work in process       2,119,389       2,181,753
            Finished goods        1,274,657       1,408,475
                                 ----------      ----------
                                 $4,859,276      $4,719,050
                                 ==========      ==========


3.    LONG TERM DEBT

            The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At March 31, 2001, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (6.87% at March 31, 2001).

            The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At March 31, 2001, the Company was in compliance with such covenants.

            In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating $65,910 with a weighted average interest rate of approximately 9.5%.

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

LIQUIDITY

      The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of March 31, 2001 the Company increased its working capital $419,489 when compared to December 31, 2000, as a result of normal operations.

      The Company's principal capital commitments are to support the HY-TEC business, which requires the purchase of instruments. In many cases, the instruments are placed in use in laboratories of the Company's direct customers and paid for over an agreed contract period by the purchase of test reagents. This "reagent rental" sales program, common to the diagnostic market, creates negative cash flows in the initial years. The Company has entered into a long-term product manufacturing and sales agreement to purchase certain minimum levels of HY-TEC instruments. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy this commitment and the needs of operations for the foreseeable future.

RESULTS OF OPERATIONS

      During the three-month period ended March 31, 2001, sales decreased approximately $348,000 or 7.5% compared to the same period last year. Sales of urinalysis and clinical immunology product lines decreased $233,000 or 5.4%, while sales of other non-core products decreased $115,000 or 35.9%, when compared to the same period last year. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. The stronger U.S. dollar in the first quarter 2001 when compared to the corresponding 2000 period resulted in lower reported sales of approximately $104,000 or 2.4%. An additional contributing factor was related to the implementation of a primary supplier agreement between the Company and a major U.S. customer. In the first quarter 2000, the customer increased inventory levels of Hycor's products and has since established an aggressive inventory reduction program even though sales to their end-users continue to grow. Continued pressures in the health care industry for cost controls affect the Company's revenue and the Company anticipates that these pricing pressures will continue in the future.

      Gross profit as a percentage of product sales increased for three-month period ended March 31, 2001 from approximately 53.7% to 54.8% compared to the same period last year. This increase was due primarily to changes in the product mix and improvements in manufacturing efficiencies.

      Selling, general and administrative expenses decreased approximately $128,000 or 7.4% when compared to the same period last year. The decrease is primarily the result of non-recurring expenses in 2000 of approximately $50,000, and a favorable foreign exchange impact of about $35,000.

      Research and development costs increased approximately $129,000 or 29.3% when compared to the same period last year. This increase is due to continuing developmental efforts on the HY-TEC product line.

      Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three-month periods ended March 31, 2001 and March 31, 2000 reflects the provision for estimated federal, state, and foreign liabilities that are not offset by net operating loss carry-forwards.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Reports on Form 8K: None


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HYCOR BIOMEDICAL INC.

Date:  May 14, 2001                     By: /s/ Armando Correa
                                            ------------------------------------
                                            Armando Correa, Director of Finance

                                            (Mr. Correa is the Principal
                                            Accounting Officer and has been duly
                                            authorized to sign on behalf of the
                                            registrant.)