Form 10-Q
period 2001-06-30
HYCOR BIOMEDICAL INC /DE/
filed 2001-08-13
CIK 719447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                   --------------------    ---------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 20, 2001
----------------------------                       ----------------------------
Common Stock, $.01 Par Value                                7,972,123

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,        December 31,
                                                            2001              2000
                                                        ------------      ------------
                                                         (unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                             $    408,347      $    694,764
  Investments                                              1,688,474         1,616,587
  Accounts receivable, net of allowance for
    doubtful accounts of $180,887 (2001) and
    $138,208 (2000)                                        3,323,754         3,215,869
  Inventories (Note 2)                                     4,911,818         4,719,050
  Prepaid expenses and other current assets                  300,185           355,712
                                                        ------------      ------------
      Total current assets                                10,632,578        10,601,982
                                                        ------------      ------------
PROPERTY AND EQUIPMENT, at cost                           10,482,294        10,341,305
  Less accumulated depreciation                           (7,585,484)       (7,259,584)
                                                        ------------      ------------
       Property and equipment, net                         2,896,810         3,081,721

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
  accumulated amortization of $997,888 (2001) and
  $1,020,728 (2000)                                          984,399         1,147,987
OTHER ASSETS                                                  36,180            36,180
                                                        ------------      ------------
       Total assets                                     $ 14,549,967      $ 14,867,870
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    667,951      $    584,629
  Accrued liabilities                                        618,070           735,678
  Accrued payroll expenses                                   459,989           995,122
  Current portion of long-term debt (Note 3)               1,041,576         1,054,684
                                                        ------------      ------------
      Total current liabilities                            2,787,586         3,370,113
                                                        ------------      ------------
Long-term debt (Note 3)                                       11,025            28,925
                                                        ------------      ------------
Total liabilities                                          2,798,611         3,399,038

STOCKHOLDERS' EQUITY:
  Common stock                                                79,721            77,389
  Paid-in capital                                         12,788,663        12,640,536
  Accumulated deficit                                        (77,069)         (390,505)
  Accumulated other comprehensive loss                    (1,039,959)         (858,588)
                                                        ------------      ------------
      Total stockholders' equity                          11,751,356        11,468,832
                                                        ------------      ------------
         Total liabilities and stockholders' equity     $ 14,549,967      $ 14,867,870
                                                        ============      ============

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (unaudited)

                                                              Three Months Ended                 Six Months Ended
                                                                  June 30,                           June 30,
                                                         ----------------------------      ----------------------------
                                                            2001             2000             2001              2000
                                                         -----------      -----------      -----------      -----------
NET SALES                                                $ 4,229,989      $ 4,303,482      $ 8,510,079      $ 8,931,577
COST OF SALES                                              1,824,207        1,807,966        3,760,524        3,952,150
                                                         -----------      -----------      -----------      -----------
  Gross profit                                             2,405,782        2,495,516        4,749,555        4,979,427

OPERATING EXPENSES:
  Selling, general, and administrative                     1,731,818        1,828,222        3,336,005        3,560,399
  Research and development                                   484,019          443,918        1,050,906          882,222
                                                         -----------      -----------      -----------      -----------
    Total operating expenses                               2,215,837        2,272,140        4,386,911        4,442,621
                                                         -----------      -----------      -----------      -----------
OPERATING INCOME                                             189,945          223,376          362,644          536,806

INTEREST EXPENSE                                              13,463           25,249           29,117           48,641
INTEREST INCOME                                               31,452           46,726           68,453           83,584
LOSS ON FOREIGN CURRENCY TRANSACTIONS                        (11,123)          (5,257)         (20,847)         (43,337)
                                                         -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX PROVISION                           196,811          239,596          381,133          528,412

INCOME TAX PROVISION                                          31,045           16,915           67,697           38,560
                                                         -----------      -----------      -----------      -----------
NET INCOME                                               $   165,766      $   222,681      $   313,436      $   489,852
                                                         ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                                 $      0.02      $      0.03      $      0.04      $      0.07
                                                         ===========      ===========      ===========      ===========
DILUTED EARNINGS PER SHARE                               $      0.02      $      0.03      $      0.04      $      0.06
                                                         ===========      ===========      ===========      ===========
AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                    7,940,004        7,386,946        7,877,057        7,369,374
                                                         ===========      ===========      ===========      ===========
  Diluted                                                  8,327,228        8,093,773        8,281,258        8,066,917
                                                         ===========      ===========      ===========      ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net Income                                               $   165,766      $   222,681      $   313,436      $   489,852

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
  Foreign currency translation adjustments                   (59,001)          57,271         (253,544)        (103,725)

  Unrealized gains (losses) on securities                     15,001           (3,801)          72,173          (19,058)
                                                         -----------      -----------      -----------      -----------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX                (44,000)          53,470         (181,371)        (122,783)
                                                         -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME                                     $   121,766      $   276,151      $   132,065      $   367,069
                                                         ===========      ===========      ===========      ===========

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            June 30,       June 30,
                                                              2001           2000
                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 313,436      $ 489,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          555,562        596,180
      Provision for doubtful accounts receivable              30,887         19,970
      Provision for excess and obsolete inventories          131,867        257,691
      Change in assets and liabilities, net of effects
        of foreign currency adjustments:
      Accounts receivable                                   (232,157)       222,238
      Inventories                                           (421,262)      (406,661)
      Prepaid expenses and other current assets               28,520        (40,554)
      Accounts payable                                        96,642       (148,475)
      Accrued liabilities                                      8,973        (97,214)
      Accrued payroll expenses                              (526,939)      (105,683)
                                                           ---------      ---------
          Total adjustments                                 (327,907)       297,492
                                                           ---------      ---------
  Net cash (used in) provided by operating activities        (14,471)       787,344
                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                        --       (848,964)
  Proceeds from sales of investments                          20,000        800,000
  Purchases of property, plant and equipment                (338,463)      (485,800)
  Other                                                       (3,027)        11,668
                                                           ---------      ---------
    Net cash used in investing activities                   (321,490)      (523,096)
                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                       (28,145)       (32,926)
  Proceeds from issuance of common stock                      36,692        114,691
                                                           ---------      ---------
    Net cash provided by financing activities                  8,547         81,765
                                                           ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       40,997         75,090
                                                           ---------      ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (286,417)       421,103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               694,764        551,295
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 408,347      $ 972,398
                                                           =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the period - interest                   $  42,335      $  63,198
                              - income taxes               $   9,495      $  50,550

                     HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.   BASIS OF PRESENTATION

          In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, the results of operations and the cash flows for the three and six-month periods ended June 30, 2001 and 2000.

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

2.   INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at June 30, 2001 and December 31, 2000 consist of:

                                              6/30/01             12/31/00
                                            ----------           ----------
     Raw materials                          $1,433,681           $1,128,822
     Work in process                         1,784,686            2,181,753
     Finished goods                          1,693,451            1,408,475
                                            ----------           ----------
                                            $4,911,818           $4,719,050
                                            ==========           ==========

3.   LONG TERM DEBT

          The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 31, 2001. The loan is collateralized by the Company's accounts receivable, inventories, and property, plant, and equipment. At June 30, 2001, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (6.87 at June 30, 2001). On July 31, 2001, the Company renewed its line of credit on substantially the same terms with a maturity date of July 31, 2003.

          The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 2001, the Company was in compliance with such covenants.

          In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $53,000 at June 30, 2001 with weighted average interest rate of approximately 9.4%.

4.   NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

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

LIQUIDITY

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of June 30, 2001, the Company increased its working capital approximately $613,000 when compared to December 31, 2000, as a result of normal operations.

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

RESULTS OF OPERATIONS

     During the three and six-month periods ended June 30, 2001, sales decreased approximately $73,000 or 1.7% and $421,000 or 4.7%, respectively, compared to the same periods last year. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. The stronger U.S. dollar in the three and six-month periods ended June 30, 2001, resulted in lower reported sales of approximately $66,000 or 1.6% and $158,000 or 1.9%, respectively. An additional contributing factor was related to the implementation of a primary supplier agreement between the Company and a major U.S. customer. In the first half of 2000, the customer increased inventory levels of Hycor's products and has since established an aggressive inventory reduction program even though sales to their end-users continue to grow. Continued pressures in the health care industry for cost controls affect the Company's revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales decreased for the three-month period ended June 30, 2001 from approximately 58.0% to 56.9% and remained basically unchanged for the six-month period ended June 30, 2001, when compared to the same periods last year. This decrease was due primarily to changes in the product mix.

     Selling, general and administrative expenses decreased for the three and six-month periods ended June 30, 2001, approximately $96,000 or 5.3% and $224,000 or 6.3%, respectively, when compared to the same periods last year. The decrease is primarily the result of non-recurring expenses in 2000, and a favorable foreign exchange impact.

     Research and development costs increased for the three and six-month periods ended June 30, 2001, approximately $40,000 or 9.0% and $169,000 or 19.1%, respectively, when compared to the same periods last year. This increase is due to continuing developmental efforts on the HY-TEC product line.

     Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three and six-month periods ended June 30, 2001 and June 30, 2000 reflects the provision for estimated federal, state, and foreign liabilities that are not offset by net operating loss carry-forwards.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2001, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following six persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2002 and until their successors are elected and qualified.

     The tabulation of the votes cast for the election of the directors was as follows:

     Nominee                                Votes For          Votes Withheld
     -------                                ---------          --------------
     J. David Tholen                        6,279,155             532,982
     Samual D. Anderson                     6,275,776             536,361
     David S. Gordon                        6,278,983             533,154
     Reginald P. Jones                      6,279,297             532,840
     James R. Phelps                        6,277,990             534,147
     Richard E. Schmidt                     6,276,269             535,868

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Reports on Form 8K:

            None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HYCOR BIOMEDICAL INC.

Date: August 13, 2001                       By: /s/ Armando Correa
                                                ------------------------------
                                                    Armando Correa,
                                                    Director of Finance

                                            (Mr. Correa is the Principal
                                            Accounting Officer and has been duly
                                            authorized to sign on behalf of
                                            the registrant.)