Form 10-Q
period 2001-09-30
HYCOR BIOMEDICAL INC /DE/
filed 2001-11-14
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

Commission File Number: 0-11647

HYCOR BIOMEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1437178

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

7272 Chapman Avenue, Garden Grove, California 92841

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (714) 933-3000

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2001

Common Stock, $.01 Par Value	8,002,225

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2001	2000

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$990,926	$694,764
Investments	1,734,979	1,616,587
Accounts receivable, net of allowance for doubtful accounts of $175,688 (2001) and $138,208 (2000)	2,561,752	3,215,869
Inventories (Note 2)	5,364,760	4,719,050
Prepaid expenses and other current assets	318,340	355,712

Total current assets	10,970,757	10,601,982

PROPERTY AND EQUIPMENT, at cost	10,660,097	10,341,305
Less accumulated depreciation	(7,884,863)	(7,259,584)

Property and equipment, net	2,775,234	3,081,721

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,080,959 (2001) and $1,020,728 (2000)	1,001,097	1,147,987
OTHER ASSETS	36,180	36,180

Total assets	$14,783,268	$14,867,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$550,852	$584,629
Accrued liabilities	641,847	735,678
Accrued payroll expenses	538,642	995,122
Current portion of long-term debt (Note 3)	1,028,725	1,054,684

Total current liabilities	2,760,066	3,370,113

Long-term debt (Note 3)	11,273	28,925

Total liabilities	2,771,339	3,399,038

STOCKHOLDERS’ EQUITY:
Common stock	80,022	77,389
Paid-in capital	12,824,377	12,640,536
Accumulated earnings (deficit)	69,872	(390,505)
Accumulated other comprehensive loss	(962,342)	(858,588)

Total stockholders’ equity	12,011,929	11,468,832

Total liabilities and stockholders’ equity	$14,783,268	$14,867,870

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET SALES	$4,113,133	$4,080,968	$12,623,212	$13,012,545
COST OF SALES	1,829,940	1,735,928	5,590,464	5,688,078

Gross profit	2,283,193	2,345,040	7,032,748	7,324,467
OPERATING EXPENSES:
Selling, general, and administrative	1,698,484	1,574,656	5,034,489	5,135,055
Research and development	426,203	462,163	1,477,109	1,344,385

Total operating expenses	2,124,687	2,036,819	6,511,598	6,479,440

OPERATING INCOME	158,506	308,221	521,150	845,027

INTEREST EXPENSE	14,159	26,823	43,276	75,464
INTEREST INCOME	31,477	56,661	99,930	139,205
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS	22,308	13,761	1,461	(28,536)

INCOME BEFORE INCOME TAX PROVISION	198,132	351,820	579,265	880,232

INCOME TAX PROVISION	51,191	32,876	118,888	71,436

NET INCOME	$146,941	$318,944	$460,377	$808,796

BASIC EARNINGS PER SHARE	$0.02	$0.04	$0.06	$0.11

DILUTED EARNINGS PER SHARE	$0.02	$0.04	$0.06	$0.10

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,985,828	7,531,062	7,913,314	7,422,228

Diluted	8,249,279	8,101,832	8,193,197	7,953,738

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
Net Income	$146,941	$318,944	$460,377	$808,796
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	34,471	(276,623)	(219,073)	(380,348)
Unrealized gains (losses) on securities	43,146	12,139	115,319	(6,919)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	77,617	(264,484)	(103,754)	(387,267)

COMPREHENSIVE INCOME	$224,558	$54,460	$356,623	$421,529

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	September 30,	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$460,377	$808,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843,033	874,358
Provision for doubtful accounts receivable	53,764	102,365
Provision for excess and obsolete inventories	17,443	331,223
Gain on sales of assets	—	(14,306)
Change in assets and liabilities, net of effects of foreign currency adjustments:
Accounts receivable	572,805	(262,263)
Inventories	(693,176)	(720,860)
Prepaid expenses and other current assets	12,712	13,357
Accounts payable	(25,554)	(112,737)
Accrued liabilities	22,320	(335,601)
Accrued payroll expenses	(454,966)	404,113

Total adjustments	348,381	279,649

Net cash provided by operating activities	808,758	1,088,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(1,158,934)
Proceeds from sales of investments	20,000	1,076,000
Purchases of property, plant and equipment	(431,372)	(682,491)
Other	(6,355)	37,215

Net cash used in investing activities	(417,727)	(728,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(42,031)	(570,770)
Proceeds from issuance of common stock	72,707	159,968

Net cash provided by (used in) financing activities	30,676	(410,802)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(125,545)	70,569

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	296,162	20,002
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	694,764	551,295

CASH AND CASH EQUIVALENTS, END OF PERIOD	$990,926	$571,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period — interest	$63,095	$95,902
— income taxes	$32,161	$72,018

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, the results of operations and the cash flows for the three and nine-month periods ended September 30, 2001 and 2000.

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and may be subject to year-end adjustments.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method.

2. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at September 30, 2001 and December 31, 2000 consist of:

	9/30/01	12/31/00

Raw materials	$1,566,051	$1,128,822
Work in process	1,687,374	2,181,753
Finished goods	2,111,335	1,408,475

	$5,364,760	$4,719,050

3. Long Term Debt

The Company has a line of credit that provides for borrowings up to $2,000,000 that expires on July 31, 2003. The loan is collateralized by the Company’s accounts receivable, inventories, and property, plant, and equipment. At September 30, 2001, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (5.7% at September 30, 2001).

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 2001, the Company was in compliance with such covenants.

In addition, the Company and one of its foreign subsidiaries has long-term debt, payable to financial institutions, aggregating approximately $40,000 at September 30, 2001 with weighted average interest rate of approximately 9.3%.

4. New Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     This Section and this entire report contain forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

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

Liquidity

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of September 30, 2001, the Company increased its working capital approximately $979,000 when compared to December 31, 2000, as a result of normal operations.

     The Company’s principal capital commitments are to support the HY-TEC business, which requires the purchase of instruments. In many cases, the instruments are placed in use in laboratories of the Company’s direct customers and paid for over an agreed contract period by the purchase of test reagents. This “reagent rental” sales program, common to the diagnostic market, creates negative cash flows in the initial years. The Company has entered into a long-term product manufacturing and sales agreement to purchase certain minimum levels of HY-TEC instruments. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy this commitment and the needs of operations for the foreseeable future.

Results of Operations

     During the three-month period ended September 30, 2001, sales increased approximately $32,000 or 0.8%, compared to the same period last year. During the nine-month period ended September 30, 2001, sales decreased approximately $389,000 or 3.0%, compared to the same period last year. The decrease in sales is primarily due to the sale of our hematology product line in September 2000 and the impact of foreign currency translations. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. The stronger U.S. dollar in the three and nine-month periods ended September 30, 2001, resulted in lower reported sales of approximately $23,000 or 0.6% and $171,000 or 1.4%, respectively. Continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales decreased for the three and nine-month periods ended September 30, 2001 from approximately 57.5% to 55.5% and 56.3% to 55.7%, respectively, compared to the same periods last year. This decrease was due primarily to changes in the product mix.

     Selling, general and administrative expenses increased for the three-month period ended September 30, 2001, approximately $123,000 or 7.9% and decreased for the nine-month period approximately $101,000 or 2.0%, when compared to the same periods last year. The increase for the three-month period versus the prior year was due primarily to the affect from a favorable settlement on a fully reserved collection dispute in the third quarter of 2000. The decrease for the nine-month period was primarily the result of non-recurring expenses in 2000, and a favorable year-to-date foreign exchange impact.

     Research and development costs decreased for the three-month period ended September 30, 2001, approximately $36,000 or 7.8% and increased for the nine-month period, approximately $133,000 or 9.9%, when compared to the same periods last year. The decrease for the three-month period was primarily due to the completion of several projects, while the increase for the nine-month period was due to continuing developmental efforts on the HY-TEC product line.

Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the three and nine-month periods ended September 30, 2001 and September 30, 2000 reflects the provision for estimated federal, state, and foreign liabilities that are not offset by net operating loss carry-forwards.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

             (a)  Reports on Form 8K: None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC.

Date: November 13, 2001	By:	/s/ Armando Correa Armando Correa, Director of Finance (Mr. Correa is the Principal Accounting Officer and has been duly authorized to sign on behalf of the registrant.)