Form 10-K405
period 2001-12-31
HYCOR BIOMEDICAL INC /DE/
filed 2002-03-28
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-11647
HYCOR BIOMEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1437178

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7272 Chapman Avenue, Garden Grove, California 92841

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (714) 933-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

     As of March 6, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $21,138,841.

     The number of shares of common stock of the registrant outstanding at March 6, 2002 was 8,021,637.

DOCUMENTS INCORPORATED BY REFERENCE

     (1)  Portions of the registrant’s definitive Proxy Statement to be filed not later than 120 days after December 31, 2001, in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated by reference into Part III in this report on Form 10-K.

PART I

Item 1. Business

General

     Hycor Biomedical Inc. (“Hycor” or the “Company”) was incorporated as a Delaware corporation on April 7, 1981. Hycor is engaged in the research, development, manufacturing, and marketing of medical diagnostic products throughout the United States and many foreign countries.

     The Company operates two wholly owned subsidiaries, Hycor Biomedical GmbH (“Hycor GmbH”), located in Kassel, Germany and Hycor Biomedical, LTD (“Hycor Ltd.”), formally known as Cogent Diagnostics Limited, located in Edinburgh, Scotland. Hycor GmbH primarily packages and distributes allergy diagnostic products in Europe. Hycor Ltd. develops, manufactures and markets a broad line of test kits for the diagnosis of autoimmune disease.

Products

     The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical and diagnostic products with a focus on allergy and autoimmune testing and urinalysis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities.

     The KOVATM Microscopic Urinalysis System is the Company’s largest product line accounting for approximately 56%, 53%, and 54% of net sales for 2001, 2000, and 1999, respectively. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

     The Company’s clinical immunology product lines consist of allergy and autoimmune diagnostic products.

     The Company’s allergy diagnostic product line, which accounted for approximately 29%, 30%, and 29% of revenues for 2001, 2000, and 1999, respectively, includes tests for general screening for the diagnosis of allergy as well as a complete line of RIA (“radioimmunoassay”) and EIA (“enzymatic immunoassays”) procedures to test for specific allergies to more than 950 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds, and foods. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company’s products permit a physician to diagnose allergies by testing a sample of the patient’s blood for the presence of the specific IgE or IgG antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort. Additionally, the Company markets the HY-TEC 480 and HY-TEC 288 automated diagnostic systems. The HY-TEC instruments provide clinical laboratories with significant productivity capabilities. The HY-TEC systems include the instrument, software, and test reagents. The “reagent rental” business, common to the diagnostic market, requires the placement of an instrument in laboratories of customers that pay for the system over an agreed contract period through the purchase of test reagents. The Company’s HY-TEC reagent rental program is similar in that instruments are placed in use with direct customers and paid for over an agreed contract period through the purchase of test reagents, but also includes the sale of instruments to distributors. The instruments that are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements.

     The Company’s autoimmune diagnostic product line, which accounted for approximately 9%, 8%, and 9% of revenues in 2001, 2000, and 1999, respectively, includes tests utilized for the diagnosing and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company’s tests are based on enzyme immunoassay technology in a microplate format, which can be automated in the clinical laboratory, unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time.

Sales and Marketing

     Clinical laboratories and certain specialty physicians are primary users of the Company’s products. In the United States, the Company’s product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to Allegiance Healthcare Corporation and Fisher Scientific, two major U.S. distributors. The allergy product line is sold directly to the end user through the Company’s direct sales force.

     In foreign countries the Company’s products are sold primarily through a network of independent distributors. The Company sells its allergy and autoimmune products to the German and U.K. market through a direct sales force.

     Export sales (all to unaffiliated customers) accounted for approximately $1,730,000, $1,924,000, and $2,016,000 in 2001, 2000, and 1999, respectively, which represents approximately 10%, 11%, and 11% of total consolidated sales for each of the respective years. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,036,000, $5,345,000, and $6,055,000 in 2001, 2000, and 1999, respectively. (See Note 10 to the Consolidated Financial Statements.)

     The Company’s two largest distributors, Allegiance Healthcare Corporation and Fisher Scientific, accounted for 22% and 13% of net product sales in 2001; 20% and 12% of net product sales in 2000; and 21% and 13% in 1999. A loss of one or both of these distributors or a decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s financial condition and results of operations. However, there are other national, regional, and foreign clinical laboratory products distributors, as well as the Company’s sales force that could market the Company’s products.

     The Company did not have a significant backlog of orders at December 31, 2001 and December 31, 2000. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company’s business.

     The Company’s business is not considered seasonal in nature but is slightly affected in the third quarter by the general slowdown in Europe during the traditional vacation months.

Raw Materials

     Although a substantial amount of the Company’s total purchases for raw materials and finished products were from a limited number of suppliers during the last fiscal year, a number of alternative sources are available to the Company should they be required.

Research and Development

     The Company maintains an ongoing research and development effort. The purpose of this effort is to evaluate new technologies, improve the Company’s current product lines, and develop new products. Current projects in progress are focused on programs to support and enhance the HY-TEC diagnostic system and develop new urinalysis, allergy, and autoimmune diagnostic products.

     Total research and development expenditures were $1,940,000, $1,823,000, and $2,280,000 for 2001, 2000, and 1999, respectively.

Government Regulations

     The Company is indirectly affected by government regulations directed towards containing the cost of medical services and limiting the amount of reimbursement to service providers. These types of regulations, which are applicable to both domestic and international markets, will tend to limit growth rates in the Company’s target markets. The Company’s products, including the HY-TEC automated diagnostic system, are designed to provide a cost effective solution to service providers, thereby aiding in the cost containment efforts. However, the Company cannot predict the long-term affect on revenue growth resulting from these regulations.

     The Company is registered as a manufacturer of medical devices and a licensed biological manufacturer with the Food and Drug Administration (“FDA”). To comply with FDA requirements, the Company must manufacture its products in conformance with the FDA’s medical device Good Manufacturing Practice regulations. The Company’s existing products are also subject to certain pre-market notification requirements of the FDA.

     The receipt, use, and disposal of radioactive materials is subject to licensing requirements of the Nuclear Regulatory Commission (“NRC”). The Company holds a radioactive materials license from the NRC for its radioactive labeling activities and its facilities are inspected periodically by the NRC.

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

Competition

     The Company’s product lines have several different competitors. The KOVA Microscopic Urinalysis System has significant competition from at least two national diagnostic product manufacturing and distribution companies that market supplies that perform similar functions. Management believes that the Company is the leading supplier of standardized microscopic urinalysis systems.

     Pharmacia, Inc. and Diagnostic Product Corporation have products that compete with the Company’s allergy diagnostic products.

     A substantial number of the Company’s competitors are larger and have greater resources than the Company. The Company competes on the basis of price, promotion, quality of products, design of product, strength of the Company’s relationship with dealers, and other methods relevant to the business.

Patents

     The Company has maintained an aggressive patent policy and currently holds a number of domestic and foreign patents. While these patents offer some protection to its product lines and related technology, management believes that continued improvements to the product lines are more important for the protection of its market position. The most recent patent was issued in April 1999.

Employees

     As of February 22, 2002, the Company had approximately 149 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company’s relations with its employees are satisfactory.

Item 2. Properties

At December 31, 2001, the Company had three separate facilities.

1)	The Company’s corporate headquarters, principal administrative, and manufacturing facility is located in a leased 76,000 square foot two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2007. The Company has the option to extend the lease term for an additional five-year period.

2)	The Company leases a freestanding building located at Otto-Hahn Straße 16, 34123 Kassel, Germany. The lease has a ten-year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the packaging, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical GmbH.

3)	The Company leases the 7000 square foot ground floor of a two-story building located at Pentlands Science Park, Bush Loan Penicuik, EH26 OPL Scotland. The lease has a five-year term ending September 30, 2006. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical Ltd.

     In management’s opinion, in general, its plant and equipment are adequately maintained, in good operating condition and adequate for the Company’s present needs. The Company upgrades and modernizes its facilities and equipment and expands its facilities as necessary to meet customer requirements.

Item 3. Legal Proceedings

     To the best of management’s knowledge, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company is a party or to which the Company’s property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended December 31, 2001, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Price of Common Stock

     Hycor Biomedical Inc.’s common stock trades on The Nasdaq Stock Market under the symbol HYBD. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns, or commissions.

Year Ended	High	Low

December 31, 2000
1st Quarter	9	1-11/16
2nd Quarter	7-7/8	4-3/16
3rd Quarter	8-9/16	6
4th Quarter	7-1/4	4-11/16
December 31, 2001
1st Quarter	9-3/4	5-1/4
2nd Quarter	9-9/16	5-57/64
3rd Quarter	7-13/50	3-7/20
4th Quarter	6-7/25	3-1/2

There were 880 shareholders of record as of March 6, 2002. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company’s bank line of credit also precludes the payment of dividends.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

	2001(a)	2000	1999	1998(b)	1997(c)

Operating Results
Net sales	$17,313	$17,382	$18,775	$18,763	$19,589
Net income (loss)	$43	$981	$249	$(6,600)	$(4,254)
Basic earnings per share	$0.01	$0.13	$0.03	$(0.91)	$(0.60)
Diluted earnings per share	$0.01	$0.12	$0.03	$(0.91)	$(0.60)
Financial Position
Working capital	$8,929	$7,232	$5,679	$5,011	$8,433
Net property and equipment	$2,562	$3,082	$3,560	$4,239	$5,243
Total assets	$14,477	$14,868	$15,039	$15,983	$22,301
Long-term debt	$2	$29	$87	$678	$2,240
Total Stockholder’s equity	$11,749	$11,469	$10,542	$10,677	$16,814

a)	2001 results include the $723,000 write-off of goodwill related to the acquisition of Melja Diagnostik, GmbH.

b)	1998 results include the $2,248,000 write-off of goodwill related to the acquisition of Medical Specialties International Inc. In addition, the Company recognized an increase in the valuation allowance against deferred taxes of $3,189,000.

c)	1997 results included the acquired in-process research and development write-off of $3,300,000 related to the acquisition of Hycor Ltd.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Significant Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

     Revenues from product sales are recognized at the time of shipment and passage of title. Revenues from customers under distributorship agreements are also recognized at the time of shipment and passage of title. No consignment sales, rights of return or other such special terms are in effect. The Company offers all customers the right to return products that are shipped in error or damaged. While such returns have historically been immaterial, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company’s credit losses have historically been within expectations and the provisions established. However, the inability of one of the Company’s significant customers to pay amounts owed could have a material adverse impact on the Company’s operating results.

Inventories

     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on an estimated forecast of product demand and production requirements. The Company’s losses from disposal of excessive and obsolete inventories have historically been within expectations and the provisions established. However, a significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, rapid technological change or new product development could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

     The Company’s deferred taxes relate primarily to operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2001, the Company had recorded a 100% valuation allowance on its net deferred assets. To the extent that it becomes more likely than not that the deferred assets would be realized, the Company would be required to reverse all or a portion of the valuation allowance. Reducing the amount of valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change.

Warranties

     All products are guaranteed to perform pursuant to Company policy for each product type when stored and used as directed. Warranty is limited to replacement of defective product returned at no cost to the customer. While our warranty costs have historically been immaterial, we cannot guarantee that we will continue to experience the same warranty return rates that we have in the past. A significant increase in product return rates could have a material adverse impact on operating results for the period or periods in which such returns materialize.

Impairment Charges

     In 1994, the Company acquired Melja Diagnostik, GmbH and recorded total goodwill resulting from the acquisition of approximately $1,900,000. Significant changes in both German reimbursement rates and the value of the U.S. dollar versus the Euro have caused declining operating results. In the fourth quarter of 2001, the goodwill related to this acquisition was determined to be impaired. As a result of this impairment, the Company recorded a non-cash pre-tax charge of $723,000 relating to Melja Diagnostik, GmbH goodwill. This write down eliminates all goodwill related to this acquisition. The goodwill remaining on the balance sheet at December 31, 2001 amounts to approximately $12,000 and relates to the acquisition of Cogent Diagnostics Limited in 1997. (See Note 11 to Consolidated Financial Statements.)

Results of Operations

2001 Compared to 2000 Overall, 2001 net sales decreased $69,176 or 0.4% when compared to 2000. Sales of urinalysis and clinical immunology product lines increased $234,000 or 1.5% compared to 2000, while sales of other products decreased $303,000 or 20.9% over the same period. The decrease in other product sales was heavily affected by hematology product sales of approximately $226,000 that were included in 2000 and not in 2001 due to the sale of this product line in August 2000. Sales in the year 2001 were also affected by the strengthening dollar resulting in a negative foreign exchange impact to foreign sales of approximately 4% and to consolidated reported sales of approximately $153,000 or 1.0% when compared to 2000. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future. (See Note 10 to Consolidated Financial Statements.)

     Gross profit as a percentage of sales increased to 55.2% in 2001 from 53.9% in 2000 due primarily to the Company’s German subsidiary being converted to a sales and distribution center and the elimination of essentially all of the subsidiary’s manufacturing activity. This conversion caused certain costs previously reported as a component of the subsidiary’s cost of goods sold to become distribution expenses in SG & A.

     Selling, general, and administration expenses increased $257,000 or 3.9% in 2001 over 2000. The increase was due primarily to the affect from a favorable settlement on a fully reserved collection dispute in 2000. In addition, the Company’s German subsidiary was converted to a sales and distribution center, eliminating essentially all of its manufacturing activity. This conversion caused certain costs previously reported as a component of cost of goods sold to become distribution expenses in SG & A.

     Research and development costs increased $118,000 or 6.5% (11.2% of net sales in 2001 versus 10.5% of net sales in 2000) primarily due to continuing development efforts on the HY-TEC product line.

     Interest income decreased $46,000 or 25.9% in 2001 from the prior year primarily due to declining interest rates in 2001. The decrease was also affected by interest received in 2000 as a result of amended tax returns. Interest expense decreased $42,000 or 43.4% in 2001 from the prior year due to the payment of the principal balance in July 2000 on the outstanding notes issued in 1997 in relation to the acquisition of Hycor Ltd. and to declining interest rates in 2001.

     Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the twelve months ended December 31, 2001 reflects the provision for federal, state, and foreign liabilities that are not offset by operating losses. (See Note 7 to the Consolidated Financial Statements.)

2000 Compared to 1999 Overall, 2000 net sales decreased $1,394,000 or 7.4% when compared to 1999. Sales of urinalysis and clinical immunology product lines decreased $1,241,000 or 7.2% compared to 1999, while sales of other products decreased $152,000 or 9.5% over the same period. Sales in the year 2000 were heavily affected by the strengthening dollar resulting in a negative foreign exchange impact to foreign sales of approximately 12% and to consolidated reported sales of approximately $550,000 or 3.0% when compared to 1999. In the United States, sales to distributors decreased in 2000 compared to 1999 approximately $700,000 as they adjusted inventory levels. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future. (See Note 10 to Consolidated Financial Statements.)

     Gross profit as a percentage of sales increased to 53.9% in 2000 from 51.5% in 1999 due primarily to changes in the product mix and improvements in manufacturing efficiencies.

     Selling, general, and administration expenses decreased $844,000 or 11.5% in 2000 from 1999. The decrease is primarily the result of cost containment efforts initiated in 1999 on the reorganization of the selling, general and administration support services in the Company’s European subsidiaries, which resulted in a savings of approximately $366,000. In addition, the stronger U.S. dollar generated a positive foreign exchange impact of approximately $215,000 to reported expenses compared to 1999.

     Research and development costs decreased $457,000 or 20% (10.5% of net sales in 2000 versus 12% of net sales in 1999) primarily due to the completion of several projects related to the HY-TEC 288 instrument system.

     Interest income increased $19,000 or 12% in 2000 over the prior year due to increased average monthly balances in cash and investments during the year. Interest expense decreased $127,000 or 57% over the prior year due primarily to the payment of the principal balance in July 2000 on the outstanding notes issued in 1997 in relation to the acquisition of Hycor Ltd.

     Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the twelve months ended December 31, 2000 reflects the provision for federal, state, and foreign liabilities that are not offset by operating losses. (See Note 7 to the Consolidated Financial Statements.)

Financial Condition

     The Company’s working capital increased $1,697,000 from December 31, 2000 to December 31, 2001 primarily as the result of profitable operations.

     The Company’s principle capital commitments are for lease payments under non-cancelable operating leases. Additionally, the HY-TEC business requires the purchase of instruments, which in many cases are placed in use in laboratories of the Company’s direct customers and paid for over an agreed contract period through the purchase of test reagents. This “reagent rental” sales program, common to the diagnostic market, creates negative cash flows in the initial years. The Company has entered into a long-term product manufacturing and sales agreement (“the Supply Agreement”) with an equipment manufacturer located in Europe. The Supply Agreement provides for the European manufacturer to supply and the Company to purchase certain minimum levels of HY-TEC instruments.

     The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires in July 31, 2003. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At December 31, 2001, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 2001, the Company’s interest rate was 4%. The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements (“Other Ratio”). At December 31, 2001, the Company was in compliance with such covenants.

     In addition, the Company and one of its foreign subsidiaries have long-term debt, payable to financial institutions, aggregating approximately $29,000 with a weighted-average interest rate of approximately 9.2%.

The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2001:

	Payment Due by Period

		Less than	1-3	4-5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years

Operating Leases	$4,002,000	$742,000	$1,476,000	$1,250,000	$534,000
The Supply Agreement	493,000	213,000	280,000	—	—
Credit Line	1,000,000	—	1,000,000	—	—
Other	29,000	27,000	2,000	—	—

Total Capital Commitments	$5,524,000	$982,000	$2,758,000	$1,250,000	$534,000

Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy these commitments and the needs of operations for the foreseeable future.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August and October 2001, respectively.

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 but expects that the provisions of SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but expects that the provisions of SFAS 144 will not have a material impact on its consolidated results of operations and financial position upon adoption.

RISK FACTORS

     This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed below and elsewhere in this annual report. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements wherever they appear. Our operations are subject to a variety of risks and uncertainties, and the following risk factors are not to be considered a definitive list of all risks associated with our operations and should be read in conjunction with the risks and uncertainties contained in our other filings with the SEC.

DEPENDENCE ON DISTRIBUTORS AND LIMITED DIRECT SALES RESOURCES

     The Company relies upon third party distributors, as well as its own sales force, to distribute its products. If the Company loses one or more of these distributors and cannot arrange suitable alternatives, its business could be adversely affected. The Company currently has limited resources in direct sales, and in the marketing and distribution of its products.

COMPETITION

     Many of the Company’s competitors in its current and target markets, particularly allergy diagnostic products, have superior technology, greater financial, operational, sales and marketing, and research and development resources than the Company does.

ABILITY TO SECURE AND MAINTAIN INTELLECTUAL PROPERTY PROTECTION

     The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that the Company’s technologies are protected by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of medical diagnostic companies, including the Company’s patent positions, can be highly uncertain and involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. The medical diagnostic product industry is characterized by extensive litigation regarding patents and other intellectual property rights because of the uncertainty in the breadth of patent coverage for inventions, technologies and products for medical diagnostic product inventions.

IMPACT OF FOREIGN CURRENCY FLUCTUATIONS

     In 2001, the Company derived approximately 24% of its sales from its foreign operations. Sales and expenses of the Company’s foreign operations are conducted in local currency. As a result, the Company is exposed to market risk related to interest rates and foreign currency exchange rate fluctuations. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business could adversely affect its results of operations.

     In addition, approximately 10% of the Company’s net sales in 2001 were exported from the United States. Several of the international markets in which the Company sells its products have experienced weaknesses in their currencies in the last few years. Our foreign customers for these export sales currently pay for our products with U.S. Dollars. The strengthening of the U.S. Dollar as compared to the local currencies effectively increased the cost of our products to these customers. Such an increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening U.S. Dollar, may negatively impact our future sales and gross margins.

     The Company cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company’s quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause the Company’s stock price to fluctuate significantly or decline.

USE HAZARDOUS MATERIALS

     The Company’s research and development processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. The Company’s operations also generate potentially hazardous waste. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. The Company cannot eliminate entirely the risk of contamination or the discharge of hazardous materials and any resultant injury from these materials. In addition, compliance with applicable environmental laws and regulations may be costly, and current or future environmental regulations may impair the Company’s research, development or production efforts.

DEPENDENCE ON KEY PERSONNEL

     Due to the specialized nature of the Company’s business, it is highly dependent on the continued service of its executive officers and other key management, scientific and technical personnel. The loss of any of these persons would adversely affect the Company’s business. The Company’s success will also depend in large part upon its ability to continue to attract, retain and motivate qualified scientific and technical personnel with advanced degrees, and technical research and manufacturing skills. The competition for qualified personnel is intense. If the Company cannot attract, retain and motivate such qualified personnel, its business will be adversely affected.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents, investments and long-term debt. At December 31, 2001, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     The Company is exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency exchange risk and interest rate risk, arise in the normal course of business rather than from trading. Aside from the operations of our subsidiaries in Germany and Scotland, we do not transact business in foreign currencies. At the present time, we do not have any hedging programs in place and we are not trading in any financial or derivative instruments.

Foreign Currency

     Our international sales expose us to foreign currency risk in the ordinary course of our business. Approximately 24% of the Company’s net sales in fiscal 2001 were generated by the Company’s foreign subsidiaries (“Foreign Subs”). The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs’ sales as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 2001, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations was a decrease of approximately $153,000.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At December 31, 2001 the accumulated other comprehensive loss was approximately ($843,000) which included the cumulative effect of foreign currency translation adjustments of approximately ($909,000).

     Certain countries in which the Company operates adopted the Euro as a legal currency effective January 1, 1999. Euro notes and coins came into circulation after a three-year transition period on January 1, 2002. We have not experienced any significant operational disruptions to date due to the Euro conversion and do not currently expect the continued implementation of the Euro to cause any significant operational disruptions.

Interest Rates

     At December 31, 2001, $1,000,000 was outstanding on the Company’s line of credit. Advances under the line bear interest at the prime rate or at LIBOR plus 2%. The weighted average interest rate for the year ended December 31, 2001 was 6.8%. If rates were to increase by 10%, the estimated impact on the Company’s Consolidated Financial Statements would be to reduce net income by approximately $7,000 before taxes based on amounts outstanding and weighted average rates in effect throughout the year ended December 31, 2001.

Item 8. Financial Statements and Supplementary Data

     The following documents are filed as part of this report:

Page Number

Independent Auditors’ Report	19
Consolidated Balance Sheets as of December 31, 2001 and 2000	20-21
Consolidated Statements of Operations and Comprehensive Operations for the years ended December 31, 2001, 2000, and 1999	22
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999	23
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	24-25
Notes to Consolidated Financial Statements	26-37

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Hycor Biomedical Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 22, 2002

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$1,354,334	$694,764
Investments (Note 3)	1,728,236	1,616,587
Accounts receivable, net of allowance for doubtful accounts of $184,028 (2001) and $138,208 (2000) (Note 5)	2,600,097	3,215,869
Inventories (Notes 4 and 5)	5,742,068	4,719,050
Prepaid expenses and other current assets	230,393	355,712

Total current assets	11,655,128	10,601,982

PROPERTY AND EQUIPMENT, at cost (Note 5):
Leasehold improvements	1,913,961	1,930,676
Machinery and equipment	5,678,328	5,809,345
Furniture, fixtures, and office equipment	2,150,574	2,601,284

	9,742,863	10,341,305
Accumulated depreciation and amortization	(7,180,582)	(7,259,584)

Property and equipment, net	2,562,281	3,081,721

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $278,336 (2001) and $1,020,728 (2000) (Note 11)	223,103	1,147,987
OTHER ASSETS	36,180	36,180

Total assets	$14,476,692	$14,867,870

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES:
Accounts payable	$427,881	$584,629
Accrued liabilities	588,898	735,678
Accrued payroll expenses	682,608	995,122
Current portion of long-term debt (Note 5)	1,026,476	1,054,684

Total current liabilities	2,725,863	3,370,113

Long-term debt (Note 5)	2,028	28,925

Total liabilities	2,727,891	3,399,038

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (Notes 6 and 8):
Preferred stock, $0.01 par value; authorized - 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized - 20,000,000 shares; issued and outstanding: 8,018,197 shares in 2001 and 7,738,858 shares in 2000	80,182	77,389
Paid-in capital	12,859,098	12,640,536
Accumulated deficit	(347,236)	(390,505)
Accumulated other comprehensive loss	(843,243)	(858,588)

Total stockholders’ equity	11,748,801	11,468,832

Total liabilities and stockholders’ equity	$14,476,692	$14,867,870

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

NET SALES	$17,312,626	$17,381,802	$18,775,347
COST OF SALES	7,757,372	8,013,415	9,110,650

Gross profit	9,555,254	9,368,387	9,664,697

OPERATING EXPENSES:
Selling, general, and administrative	6,771,526	6,514,886	7,358,590
Research and development	1,940,207	1,822,643	2,280,098
Impairment loss on long-lived assets (Note 11)	722,773	—	—

Total operating expenses	9,434,506	8,337,529	9,638,688

OPERATING INCOME	120,748	1,030,858	26,009
INTEREST EXPENSE	(54,332)	(95,993)	(223,372)
INTEREST INCOME	132,100	178,079	158,925
LOSS ON FOREIGN CURRENCY TRANSACTIONS	(87,247)	(60,516)	(27,717)
GAIN ON SALE OF PATENT (NOTE 11)	—	—	325,426

INCOME BEFORE INCOME TAX PROVISION	111,269	1,052,428	259,271
INCOME TAX PROVISION (Note 7)	68,000	71,000	10,000

NET INCOME	$43,269	$981,428	$249,271

BASIC EARNINGS PER SHARE (Note 2)	$0.01	$0.13	$0.03

DILUTED EARNINGS PER SHARE (Note 2)	$0.01	$0.12	$0.03

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
NET INCOME	$43,269	$981,428	$249,271
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	(74,027)	(139,685)	(496,398)
Unrealized gains (losses) on securities	81,223	(17,278)	(11,519)
Plus: reclassification adjustment for losses included in net income	8,149	1,748	—

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	15,345	(155,215)	(507,917)

COMPREHENSIVE INCOME (LOSS)	$58,614	$826,213	$(258,646)

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Common Stock			Retained	Accumulated
				Earnings	Other
	Number of	Par	Paid-in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income (Loss)	Total

BALANCE AT JANUARY 1, 1999	7,283,456	$72,835	$12,420,520	$(1,621,204)	$(195,456)	$10,676,695
ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS (Note 8)	65,221	652	63,485	—	—	64,137
ISSUANCE OF STOCK WARRANT FOR SERVICES (Note 6)	—	—	60,000	—	—	60,000
NET INCOME	—	—	—	249,271	—	249,271
OTHER COMPREHENSIVE LOSS	—	—	—	—	(507,917)	(507,917)

BALANCE AT DECEMBER 31, 1999	7,348,677	73,487	12,544,005	(1,371,933)	(703,373)	10,542,186
ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS (Note 8)	377,996	3,780	96,653	—	—	100,433
EXERCISE OF COMMON STOCK WARRANTS (Note 6)	12,185	122	(122)	—	—	—
NET INCOME	—	—	—	981,428	—	981,428
OTHER COMPREHENSIVE LOSS	—	—	—	—	(155,215)	(155,215)

BALANCE AT DECEMBER 31, 2000	7,738,858	77,389	12,640,536	(390,505)	(858,588)	11,468,832
ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS (Note 8)	171,275	1,712	219,643	—	—	221,355
EXERCISE OF COMMON STOCK WARRANTS (Note 6)	108,064	1,081	(1,081)	—	—	—
NET INCOME	—	—	—	43,269	—	43,269
OTHER COMPREHENSIVE INCOME	—	—	—	—	15,345	15,345

BALANCE AT DECEMBER 31, 2001	8,018,197	$80,182	$12,859,098	$(347,236)	$(843,243)	$11,748,801

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,269	$981,428	$249,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126,280	1,117,462	1,318,212
Stock based expense for services	—	—	60,000
Provision for doubtful accounts receivable	101,924	(7,581)	150,379
Provision for excess and obsolete inventories	270,040	200,025	1,139,819
Loss on sales of investments	8,766	—	—
Gain on sale of patent	—	—	(325,426)
Impairment loss on long-lived assets	722,773	—	159,000
Change in assets and liabilities, net of foreign currency adjustments:
Accounts receivable	472,683	(92,828)	(425,483)
Inventories	(1,344,016)	(718,337)	(1,472,307)
Prepaid expenses and other current assets	101,092	(45,124)	106,550
Accounts payable	(147,520)	(163,556)	(302,540)
Accrued liabilities	(140,966)	(565,676)	8,030
Accrued payroll expenses	(309,232)	273,692	366,699

Total adjustments	861,824	(1,923)	782,933

Net cash provided by operating activities	905,093	979,505	1,032,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(264,375)	(1,158,934)	(1,671,137)
Proceeds from sales of investments	253,745	1,271,368	1,150,000
Purchases of property and equipment	(467,811)	(595,337)	(634,741)
Purchases of intangible assets	(7,684)	(27,181)	(105,593)
Proceeds from sales of patent	—	—	700,000
Proceeds from sales of property and equipment	450	13,942	2,500
Proceeds from collection of notes receivable	—	35,382	55,090

Net cash used in investing activities	(485,675)	(460,760)	(503,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(54,147)	(583,369)	(710,937)
Proceeds from issuance of common stock	221,355	100,433	64,137

Net cash provided by (used in) financing activities	167,208	(482,936)	(646,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	72,944	107,660	14,056

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	659,570	143,469	(104,421)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	694,764	551,295	655,716

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,354,334	$694,764	$551,295

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	1999	1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year — interest	$76,992	$120,112	$246,193
— income taxes	$35,116	$73,883	$75,806
Reduction of goodwill and debt due to post closing adjustment to the purchase price of Hycor Ltd.	$—	$—	$115,533

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999

NOTE 1: DESCRIPTION OF BUSINESS

Description of Business Hycor Biomedical Inc. (“Hycor” or the “Company”) is engaged in developing, manufacturing, and marketing medical and diagnostic products. The Company’s products are primarily used in the clinical laboratory and specialty physician markets in the United States and Europe. The majority of sales are through independent and clinical laboratory distributors.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Hycor Biomedical Inc. and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Foreign Currency The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

Cash Equivalents Cash equivalents are deemed to be highly liquid investments with an original maturity of three months or less.

Investments The Company accounts for investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2001 and 2000, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

Credit Risk Most of the Company’s business activity is with medical products distributors that are primarily located in the United States and Europe. The Company grants normal trade credit to customers without requiring collateral or other security. The Company maintains reserves for potential credit losses, and those losses have been within management’s expectations.

Inventories Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on an estimated forecast of product demand and production requirements. The Company’s losses from disposal of excessive and obsolete inventories have historically been within expectations and the provisions established.

Long-Lived Assets The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

Property and Equipment Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets’ estimated useful lives that range from three to twenty years. Leasehold improvements are amortized over the life of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred. Additions and improvements are capitalized.

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks, and license fees that are recorded at cost. Goodwill is amortized over 10 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over the assets’ estimated useful lives that range from 5 to 17 years. The Company assesses the recoverability of its goodwill on an annual basis or whenever adverse events occur or changes in circumstances or business climate indicate that expected undiscounted future operating cash flows might not be sufficient to support recorded goodwill. If expected undiscounted operating cash flows are not sufficient to support the recorded value, an impairment is recognized to reduce the carrying value of the goodwill. The Company evaluates the recoverability of other intangible assets pursuant to SFAS 121. (See Note 11).

Other Assets Other assets consist primarily of long-term deposits.

Stock-Based Compensation The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Income Taxes The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for differences between the bases of assets and liabilities for financial and tax reporting purposes. A valuation allowance reduces deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition Revenues from product sales are recognized at the time of shipment and passage of title. Revenues from customers under distributorship agreements are also recognized at the time of shipment and passage of title. No consignment sales, rights of return or other such special terms are in effect.

Warranties All products are guaranteed to perform pursuant to Company policy for each product type when stored and used as directed. Warranty is limited to replacement of defective product returned at no cost to the customer.

Earnings Per Share Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method. The numbers of shares used in computing earnings per share are as follows:

	2001	2000	1999

Weighted-average number of shares outstanding	7,936,392	7,494,868	7,295,435
Common stock equivalents	314,510	503,813	14,885

	8,250,902	7,998,681	7,310,320

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

Reclassifications Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

New Accounting Pronouncements In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August and October 2001, respectively.

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 but expects that the provisions of SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but expects that the provisions of SFAS 144 will not have a material impact on its consolidated results of operations and financial position upon adoption.

NOTE 3: INVESTMENTS

     Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within one to six years. As of December 31, 2001, such investments cost and fair value were $1,657,703 and $1,728,236, respectively. As of December 31, 2000, the cost and fair value were $1,656,214 and $1,616,587, respectively.

     Gross unrealized holding gains at December 31, 2001 and 2000, were $75,875 and $14,738, offset by unrealized holding losses of $5,342 and $54,365, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. During 2001, the Company sold investments with an aggregate book value of $262,511 for total cash proceeds of $253,745, resulting in a net realized gain of $8,766. During 2000, the Company sold investments with an aggregate book value of $1,274,282 for total cash proceeds of $1,271,368, resulting in a net realized loss of $2,914.

NOTE 4: INVENTORIES

Inventories at December 31, 2001 and 2000 consisted of:

	2001	2000

Raw materials	$1,572,660	$1,128,822
Work-in-process	1,899,628	2,181,753
Finished goods	2,269,780	1,408,475

	$5,742,068	$4,719,050

NOTE 5: LONG-TERM DEBT

     The Company has a line of credit that provides for borrowings up to $2,000,000 and expires in July 31, 2003. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At December 31, 2001, $1,000,000 was outstanding. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (4% at December 31, 2001).

     The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 2001, the Company was in compliance with such covenants.

     In addition, the Company and one of its foreign subsidiaries have long-term debt, payable to financial institutions, aggregating $28,504 with a weighted-average interest rate of approximately 9.2%. Principal payments on long-term debt are $26,476 in 2002 and $2,028 in 2003.

NOTE 6: STOCKHOLDERS’ EQUITY

     In December 1998, the Company granted warrants to purchase 150,000 shares of the Company’s common stock to certain consultants of the Company. The warrants are exercisable at $1.44 per share and expire on December 3, 2002. During the year ended December 31, 2001, 131,500 warrants were exercised for which the Company issued 108,064 shares of common stock, net of 23,436 shares surrendered in payment of the exercise price. As of December 31, 2001, warrants to purchase 3,500 shares of the Company’s common stock were outstanding.

     During the year ended December 31, 1999, the Company recorded expense of $60,000, which was equivalent to the estimated fair market value of the warrants at the date the services were completed. The fair market value was computed using the Black-Scholes option pricing model and assumptions similar to those used to value the Company’s stock options as described in Note 8.

NOTE 7: INCOME TAXES

The income tax provision consists of the following:

	2001	2000	1999

Current:
Federal	$35,000	$10,000	$—
State	13,000	50,000	10,000
Foreign	20,000	11,000	—

Total	68,000	71,000	10,000
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total	—	—	—
	$68,000	$71,000	$10,000

A reconciliation of the Company’s effective tax rate compared to the federal statutory tax rate is as follows:

	2001	2000	1999

Provision computed at federal statutory rate	$38,000	$358,000	$88,000
Increase (decrease) resulting from:
State taxes, net	9,000	33,000	7,000
Research and development credits	(60,000)	(16,000)	—
Foreign sales corporation	—	(5,000)	—
Intangibles	11,000	14,000	1,000
Meals and entertainment	8,000	11,000	10,000
Other	13,000	(21,000)	(18,000)
Valuation allowance	49,000	(303,000)	(78,000)

	$68,000	$71,000	$10,000

     The components of the Company’s deferred income tax benefit as of December 31, 2001 and 2000, are as follows:

	2001	2000

Allowance for doubtful accounts	$53,000	$24,000
Inventory reserves	430,000	116,000
Depreciation	88,000	(83,000)
Accrued payroll	136,000	306,000
Tax credits	1,005,000	804,000
Net operating loss carryforwards	1,624,000	2,264,000
Deferred state taxes	4,000	5,000
Unrealized foreign exchange gain	(65,000)	(65,000)
Other	80,000	112,000

Subtotal	3,355,000	3,483,000
Valuation allowance	(3,355,000)	(3,483,000)

Total	$—	$—

     The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to SFAS No. 109, “Accounting for Income Taxes”. The Company has determined that a valuation allowance for the entire net deferred tax asset is required due to circumstances that lead management to believe that the realization of deferred tax assets is not likely.

     As of December 31, 2001, the Company has approximately $1.4 million of federal net operating loss carry-forwards. Utilization of a portion of the federal net operating losses has been limited, due to a change in ownership, to approximately $100,000 per year by Internal Revenue Code Section 382. Approximately $1.2 million in federal net operating losses expired in 2001, with the remainder expiring on an annual basis through 2018. In addition, the Company has foreign net operating loss carry-forwards of approximately $3.9 million of which $0.1 million of the foreign net operating losses expire in 2002. An additional $0.8 million is currently expiring on an annual basis through 2005 with the remainder having no expiration.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Option Plans On February 23, 2001 the Board of Directors adopted the Hycor Biomedical Inc. 2001 Incentive Stock Option Plan (2001 ISOP) under which up to 1,000,000 shares could be issued upon exercise of options granted under the plan. At December 31, 2001, the Company had reserved 1,716,000 shares of common stock for issuance to employees and directors under the 2001 ISOP and three predecessor stock option plans. Options are generally granted at fair market value and become exercisable over periods of up to ten years. These options generally expire 10 years from the date of grant.

At December 31, 2001, 1,097,625 shares were available for grant under all shareholder approved plans.

     Option activity under the plans is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 1999	1,262,934	$3.18
Granted (weighted-average fair value of $0.68)	80,000	1.13
Exercised	—	—
Canceled	(54,934)	2.49

Outstanding, December 31, 1999 (518,375 exercisable at a weighted-average price of $3.88)	1,288,000	3.08
Granted (weighted-average fair value of $3.85)	78,000	4.97
Exercised	(569,625)	3.52
Canceled	(13,500)	4.46

Outstanding, December 31, 2000 (253,500 exercisable at a weighted-average price of $3.39)	782,875	2.93
Granted (weighted-average fair value of $5.63)	60,000	7.19
Exercised	(190,375)	2.66
Canceled	(34,125)	3.32

Outstanding, December 31, 2001	618,375	$3.40

     The Company’s option plans allow employees to exercise options by exchanging an equivalent value of previously owned Hycor common shares in lieu of the cash exercise price. The employee must have held such shares for at least six months prior to the exercise date. As a result, 37,728 common shares were remitted by employees and retired by the Company during fiscal year 2001.

Additional information regarding options outstanding as of December 31, 2001, is as follows:

		Options Outstanding		Options Exercisable

		Weighted-Avg.	Weighted-		Weighted-
		Remaining	Avg.		Avg.
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Yrs)	Price	Exercisable	Price

$1.00-1.94	270,875	6.6	$1.59	131,375	$1.63
2.00-3.00	54,000	6.1	2.04	21,000	2.10
4.25-4.69	195,500	4.5	4.56	164,000	4.62
6.13-7.65	98,000	7.4	6.84	26,000	6.48

$1.00-7.65	618,375	6.0	$3.40	342,375	$3.46

Stock Purchase Plan The Company has reserved 284,271 shares of its common stock for issuance to employees under two employee stock purchase plans. The plans allow eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three or six-month offer period, subject to an annual limitation.

     The Company’s 1988 Employee Stock Purchase Plan terminated during the year 2001 and there are no shares reserved for future issuance under this plan. Stock issued under this plan was 7,255, 53,751, and 65,221 shares in 2001, 2000, and 1999 at weighted-average prices of $1.49, $1.12, and $0.98 respectively.

     On February 25, 2000, the Board of Directors adopted the Hycor Biomedical Inc. 2000 Employee Stock Purchase Plan (2000 ESPP) under which up to 300,000 shares could be sold to the employees. The Company has 284,271 shares reserved for future issuance under its 2000 ESPP. Stock issued under this plan in 2001 was 11,373 shares at the weighted-average price of $4.25.

Additional Stock Plan Information The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

     SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life, 72 months; stock volatility, 93% in 2001, 89% in 2000, and 59% in 1999; risk-free interest rates, 5.0% in 2001, 6.2% in 2000, and 4.9% in 1999; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000, and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	2001	2000	1999

Pro forma net (loss) income	$(82,110)	$871,417	$83,551
Pro forma basic (loss) income per share	$(0.01)	$0.12	$0.01
Pro forma diluted (loss) income per share	$(0.01)	$0.11	$0.01

401(k) Plan The Company has established a profit sharing plan under Internal Revenue Code Section 401(k). The 401(k) plan allows employees to contribute up to fifteen percent of their salary to the plan. The Company matches 50 percent of the first two percent of an employee’s contribution and 100 percent of the next one percent of contribution. Compensation expense related to these plans was $166, 382, $162,277, and $115,385 in 2001, 2000, and 1999, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Operating Leases The Company leases office, laboratory, and warehouse space and laboratory equipment under non-cancelable operating leases. Rental expense under operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $736,000, $692,000, and $789,000, respectively.

     Future annual minimum lease payments under the noncancelable operating leases as of December 31, 2001 are as follows:

Year	Amount

2002	$742,000
2003	739,000
2004	737,000
2005	650,000
2006	600,000
Thereafter	534,000

$4,002,000

Other Commitments The Company has entered into a long-term product manufacturing and sales agreement (“the Supply Agreement”) with an equipment manufacturer located in Europe. The Supply Agreement provides for the European manufacturer to supply and the Company to purchase certain minimum levels of HY-TEC instruments. At December 31, 2001, the approximate future minimum payments under the Supply Agreement are $213,000 and $280,000 for the years 2002 and 2003.

Litigation The Company is involved in litigation which is incidental to its business. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 10: SEGMENT INFORMATION

     The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical and diagnostic products with a focus on clinical immunology testing and urinalysis products. While the Company offers a wide range of items for sale, most are manufactured at common production facilities. In addition, the Company’s products are marketed through a common sales organization and are sold to a similar customer base made up primarily of clinical laboratories and specialty physician offices.

     The Company sells its products primarily through distributors. Sales to the Company’s two largest distributors accounted for 22% and 13% of net product sales in 2001; 20% and 12% in 2000; and 21% and 13% in 1999. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s financial condition and results of operations.

     In addition to its United States operations, the Company has subsidiaries in Scotland and Germany. Information about the Company’s products and operations in different geographic locations is shown below.

(In Thousands)
Revenues by Product Line:	2001	%	2000	%	1999	%

Urinalysis	$9,607	55%	$9,188	53%	$10,046	54%
Clinical Immunology	6,560	38%	6,745	39%	7,128	38%
Other	1,146	7%	1,449	8%	1,601	8%

	$17,313	100%	$17,382	100%	$18,775	100%

Geographical Information:	2001	%	2000	%	1999	%

Revenues(a)
United States	$13,147	76%	$12,916	74%	$13,657	73%
Foreign:
Germany	2,443	14%	2,745	16%	3,300	18%
Scotland	1,723	10%	1,721	10%	1,818	9%

Subtotal-Foreign	4,166	24%	4,466	26%	5,118	27%

Total Revenues	$17,313	100%	$17,382	100%	$18,775	100%

(a) = Revenues are allocated to countries based on the source of the product.

Long-Lived Assets (Net):	2001	2000

United States	$2,296	$2,744
Foreign:
Germany	391	1,309
Other Europe	134	213

Subtotal-Foreign	525	1,522

Total Long-Lived Assets	$2,821	$4,266

Deferred Tax Assets:	2001	2000

United States	$2,012	$2,526
Foreign:
Germany	1,087	941
Other Europe	256	16

Subtotal-Foreign	1,343	957

Subtotal	3,355	3,483
Valuation Allowance	(3,355)	(3,483)

Total Deferred Tax Assets	$—	$—

NOTE 11: IMPAIRMENT LOSS ON LONG-LIVED ASSETS AND GAIN ON SALE OF PATENT

     In 1994, the Company acquired Melja Diagnostik, GmbH and recorded total goodwill resulting from the acquisition of approximately $1,900,000. Significant changes in both German reimbursement rates and the value of the U.S. dollar versus the Euro have caused declining operating results. In the fourth quarter of 2001, the goodwill related to this acquisition was determined to be impaired. Impairment of goodwill was determined based on the Company’s expected inability to generate positive future operating cash flows to support the recorded value of goodwill. The Company recorded a non-cash charge of $723,000 which eliminates all remaining goodwill related to this acquisition.

     During the year ended December 31, 1999, the Company sold the patent associated with its Hematology line of products for $700,000. The patent and certain related assets had a net book value of approximately $375,000, resulting in a gain of approximately $325,000, which is included in the accompanying statement of operations.

NOTE 12: SELECTED QUARTERLY DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal year 2001 are as follows:

Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$4,362,777	$4,289,547	$4,208,616	$4,451,686
Gross profit	2,357,987	2,391,074	2,287,413	2,518,780
Net earnings (loss)	147,670	165,766	146,941	(417,108)
Basic net earnings (loss) per share	0.02	0.02	0.02	(0.05)
Diluted net earnings (loss) per share	0.02	0.02	0.02	(0.05)

     Summarized quarterly financial data for fiscal year 2000 are as follows:

Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$4,717,385	$4,363,942	$4,163,553	$4,136,922
Gross profit	2,491,627	2,495,866	2,351,795	2,029,099
Net earnings	267,171	222,681	318,944	172,632
Basic net earnings per share	0.04	0.03	0.04	0.02
Diluted net earnings per share	0.03	0.03	0.04	0.02

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is included under the captions “Election of Directors,” “Executive Officers,” and “Executive Compensation - Compliance with Section 16(a) of the Exchange Act” of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is included under the caption “Stock Ownership of Management and Certain Beneficial Owners” of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

3(1).	Restated Certificate of Incorporation of Hycor Biomedical Inc., previously filed with the Secretary of State of Delaware on December 29, 1993, previously filed as Exhibit 3(1). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
3(2).	By-Laws of Hycor Biomedical Inc. as amended, previously filed as Exhibit 3(2). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

Material Contracts — Relating to Management Compensation Plans or Arrangements

10(1).	Employment Agreement of J. David Tholen, dated April 30, 2000, previously filed as Exhibit 10(1). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
10(2).	Employment Agreement of Mary Jo Deal, dated September 1, 1997, previously filed as Exhibit 10(2). to the Company’s 10-Q for September 1997, and incorporated herein by reference.
10(3).	Employment Agreement of Reginald P. Jones, dated April 30, 2000, previously filed as Exhibit 10(3). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
10(4).	Employment Agreement of Thomas M. Li, dated June 20, 1997, previously filed as Exhibit 10(4). to the Company’s 10-Q for September 1997, and incorporated herein by reference.
10(5).	Employment Agreement of Nelson F. Thune, dated June 20, 1997, previously filed as Exhibit 10(5). to the Company’s 10-Q for September 1997, and incorporated herein by reference.
10(6).	1981 Incentive Stock Option Plan, as amended, previously filed as Exhibit 4(1). to the Company’s Registration Statements on Form S-8 (No. 33-25429 and No. 33-32767), and incorporated herein by reference.
10(7).	1988 Employee Stock Purchase Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-25427), and incorporated herein by reference.
10(8).	Long Term Executive Incentive Plan — 1988, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-43280) and incorporated herein by reference.
10(9).	1992 Incentive Stock Option Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-63800), and incorporated herein by reference.
10(10).	Nonqualified Stock Option Plan for Non-Employee Directors, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-63798), and incorporated herein by reference.
10(11).	Nonqualified Stock Option Plan for Non-Employee Directors, as amended, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 333-45102), and incorporated herein by reference.

10(12).	2000 Employee Stock Purchase Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 333-45110), and incorporated herein by reference.
10(13).	2001 Incentive Stock Option Plan dated February 23, 2001.

Other Material Contracts

10(14).	Lease Agreement for the Company’s Garden Grove, California facility dated December 1, 1990, previously filed as Exhibit 10(8). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
10(15).	Lease agreement for the Company’s Kassel, Germany facility, dated January 13, 1994, previously filed as Exhibit 10(26). to the Company’s Annual Report on 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.
10(16).	Business Loan Agreement between Hycor Biomedical Inc. and Tokai Bank of California, dated July 11, 1997, previously filed as Exhibit 10.01 to the Company’s 10-Q for June 30, 1997, and incorporated herein by reference.
21.	Subsidiaries of Hycor Biomedical Inc.
23.	Consent of Deloitte & Touche LLP, dated March 28, 2002.

(b)	Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hycor Biomedical Inc. (Registrant)

Date: 3/28/02	By:	/s/ J. David Tholen

J. David Tholen President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 3/28/02	By:	/s/ J. David Tholen

J. David Tholen President and Chief Executive Officer

Date: 3/28/02	By:	/s/ Samuel D. Anderson

Samuel D. Anderson Chairman

Date: 3/28/02	By:	/s/ David S. Gordon

David S. Gordon Director

Date: 3/28/02	By:	/s/ Reginald P. Jones

Reginald P. Jones Senior Vice President, Chief Financial Officer

Date: 3/28/02	By:	/s/ James R. Phelps

James R. Phelps Director

Date: 3/28/02	By:	/s/ Richard E. Schmidt

Richard E. Schmidt Director

Date: 3/28/02	By:	/s/ Armando Correa

Armando Correa Director, Finance and Principal Accounting Officer

Schedule II

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts receivable
1999	$211,482	$150,379	$26,797	$335,064
2000	335,064	(7,581)	189,275	138,208
2001	138,208	101,924	56,104	184,028
Allowance for excess, obsolete, and short-dated inventories
1999	$442,872	$1,139,819	$310,652	$1,272,039
2000	1,272,039	200,025	386,152	1,085,912
2001	1,085,912	270,040	162,682	1,193,270

Exhibit List
Exhibit No.	Name of Exhibit

10(13).	2001 Incentive Stock Option Plan, dated February 23, 2001.
21.	Subsidiaries of Hycor Biomedical Inc.
23.	Consent of Deloitte & Touche LLP, dated March 28, 2002.