Form 10-Q
period 2002-03-31
HYCOR BIOMEDICAL INC /DE/
filed 2002-05-13
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2002
Common Stock, $.01 Par Value	8,027,932

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2002	2001

CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$1,679,041	$1,354,334
Investments	1,688,145	1,728,236
Accounts receivable, net of allowance for doubtful accounts of $190,732 (2002) and $184,028 (2001)	2,681,643	2,600,097
Inventories (Note 2)	5,366,782	5,742,068
Prepaid expenses and other current assets	320,773	230,393

Total current assets	11,736,384	11,655,128

PROPERTY AND EQUIPMENT, at cost	9,848,001	9,742,863
Less accumulated depreciation	(7,365,403)	(7,180,582)

Property and equipment, net	2,482,598	2,562,281
GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of Accumulated amortization of $141,551 (2002) and $139,553 (2001)	101,379	102,945

Total assets	$14,476,699	$14,476,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$408,127	$427,881
Accrued liabilities	654,017	588,898
Accrued payroll expenses	486,425	682,608
Current debt (Note 3)	1,017,912	1,026,476

Total current liabilities	2,566,481	2,725,863

Long-term debt (Note 3)	—	2,028

Total Liabilities	2,566,481	2,727,891
STOCKHOLDERS’ EQUITY:
Common stock	80,279	80,182
Paid-in capital	12,876,485	12,859,098
Accumulated deficit	(94,652)	(347,236)
Accumulated other comprehensive loss	(951,894)	(843,243)

Total stockholders’ equity	11,910,218	11,748,801

Total liabilities and stockholders’ equity	$14,476,699	$14,476,692

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

NET SALES	$4,571,509	$4,362,777
COST OF SALES	2,225,037	2,004,790

Gross profit	2,346,472	2,357,987
OPERATING EXPENSES:
Selling, general, and administrative	1,483,951	1,618,401
Research and development	584,533	566,887

Total operating expenses	2,068,484	2,185,288

OPERATING INCOME	277,988	172,699
INTEREST EXPENSE	(10,475)	(15,654)
INTEREST INCOME	33,045	37,001
LOSS ON FOREIGN CURRENCY TRANSACTIONS	(4,230)	(9,724)

INCOME BEFORE INCOME TAX PROVISION	296,328	184,322
INCOME TAX PROVISION	43,744	36,652

NET INCOME	$252,584	$147,670

BASIC EARNINGS PER SHARE	$0.03	$0.02

DILUTED EARNINGS PER SHARE	$0.03	$0.02

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,024,687	7,814,111

Diluted	8,229,876	8,254,947

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
Net Income	$252,584	$147,670
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustments	(56,461)	(194,543)
Unrealized (losses) gains on securities	(56,382)	57,172
Plus: reclassification adjustment for losses included in net income	4,192	—

OTHER COMPREHENSIVE LOSS, NET OF TAX	(108,651)	(137,371)

COMPREHENSIVE INCOME	$143,933	$10,299

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$252,584	$147,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	225,043	278,342
Provision for doubtful accounts receivable	5,413	15,399
Provision for excess and obsolete inventories	122,490	62,490
Loss on sales of investments	4,521	—
Change in assets and liabilities, net of effects of foreign currency adjustments
Accounts receivable	(104,108)	(465,974)
Inventories	229,198	(268,544)
Prepaid expenses and other current assets	(87,406)	16,968
Accounts payable	(16,881)	56,185
Accrued liabilities	68,044	131,196
Accrued payroll expenses	(194,522)	(311,994)

Total adjustments	251,792	(485,932)

Net cash provided by (used in) operating activities	504,376	(338,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(298,700)	—
Proceeds from sales of investments	276,895	20,000
Purchases of property and equipment	(153,723)	(72,860)
Other	(453)	(881)

Net cash used in investing activities	(175,981)	(53,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(10,285)	(15,027)
Proceeds from issuance of common stock	17,484	8,478

Net cash provided by (used in) financing activities	7,199	(6,549)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,887)	878

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	324,707	(397,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,354,334	694,764

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,679,041	$297,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period — interest	$10,596	$23,667
— income taxes	$30,383	$9,495

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of its operations and the cash flows for the three-month periods ended March 31, 2002 and 2001.

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and may be subject to year-end adjustments.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method.

2. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at March 31, 2002 and December 31, 2001 consist of:

	3/31/02	12/31/01

Raw materials	$1,490,650	$1,572,660
Work in process	1,788,572	1,899,628
Finished goods	2,087,560	2,269,780

	$5,366,782	$5,742,068

3. Long Term Debt

The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 31, 2003. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At March 31, 2002, $1,000,000 was outstanding.

Advances under the line bear interest at the prime rate or at LIBOR plus 2% (4% at March 31, 2002).

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At March 31, 2002, the Company was in compliance with such covenants.

4. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective December 31, 2001 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”) was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Statement of Financial Accounting standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements

     See Item 1, Notes to Consolidated Financial Statements.

Liquidity

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of March 31, 2002 the Company increased its working capital $240,638 when compared to December 31, 2001, as a result of normal operations.

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

Results of Operations

     During the three-month period ended March 31, 2002, sales increased approximately $209,000 or 4.8% compared to the same period last year. Sales of urinalysis and clinical immunology product lines increased $263,000 or 6.5%, while sales of other products decreased $54,000 or 18.8%, when compared to the same period last year. In periods when the U.S. dollar is strengthening, the translation impact on the financial statements of the consolidated foreign affiliates is that of lower sales, costs, and net income. Sales in the first quarter 2002 were affected by the strengthening dollar resulting in a negative foreign currency translation impact to foreign sales of approximately 3.8% and to consolidated reported sales of approximately $39,000 or 1.0% when compared to 2001. Continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales decreased for three-month period ended March 31, 2002 to approximately 51.3% from 54.0% for the same period last year. This decrease was due primarily to changes in the product mix.

     Selling, general and administrative expenses decreased approximately $134,000 or 8.3% when compared to the same period last year. This decrease is due primarily to reductions in staff due to current transaction levels and a favorable foreign exchange impact of approximately $39,000.

     Research and development costs increased approximately $18,000 or 3.1% when compared to the same period last year. This increase is due to continuing developmental efforts on the HY-TEC product line.

     The Company currently has a 100% valuation allowance against net deferred tax assets. The tax provision for the three-month periods ended March 31, 2002 and March 31, 2001 reflects the provision for estimated federal, state, and foreign liabilities that are not offset by net operating loss carry-forwards.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit: Exhibit 3.2: Bylaws of Hycor Biomedical Inc.

          (b) Reports on Form 8K: None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC

Date: May 13, 2002	By:	/s/ Armando Correa

Armando Correa, Director of Finance (Mr. Correa is the Principal Accounting Officer and has been duly authorized to sign on behalf of the registrant.)

Exhibit List

Exhibit No.	Name of Exhibit

3.2	Bylaws of Hycor Biomedical Inc.