Form 10-Q
period 2002-06-30
HYCOR BIOMEDICAL INC /DE/
filed 2002-08-12
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2002

Common Stock, $.01 Par Value	8,040,860

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,388,622	$1,354,334
Investments	2,768,212	1,728,236
Accounts receivable, net of allowance for doubtful accounts of $212,670 (2002) and $184,028 (2001)	2,767,700	2,600,097
Inventories (Note 2)	5,381,982	5,742,068
Prepaid expenses and other current assets	352,515	230,393

Total current assets	12,659,031	11,655,128

PROPERTY AND EQUIPMENT, at cost	10,211,309	9,742,863
Less accumulated depreciation	(7,723,218)	(7,180,582)

Property and equipment, net	2,488,091	2,562,281
GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of Accumulated amortization of $143,569 (2002) and $139,553 (2001)	99,484	102,945

Total assets	$15,402,944	$14,476,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$487,385	$427,881
Accrued liabilities	770,267	588,898
Accrued payroll expenses	531,501	682,608
Current portion of long-term debt (Note 3)	7,918	1,026,476

Total current liabilities	1,797,071	2,725,863

Long-term debt (Note 3)	1,000,000	2,028

Total liabilities	2,797,071	2,727,891
STOCKHOLDERS’ EQUITY:
Common stock	80,409	80,182
Paid-in capital	12,899,452	12,859,098
Retained earnings (deficit)	313,691	(347,236)
Accumulated other comprehensive loss	(687,679)	(843,243)

Total stockholders’ equity	12,605,873	11,748,801

Total liabilities and stockholders’ equity	$15,402,944	$14,476,692

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET SALES	$4,694,184	$4,289,547	$9,265,693	$8,652,324
COST OF SALES	2,136,175	1,898,473	4,361,212	3,903,263

Gross profit	2,558,009	2,391,074	4,904,481	4,749,061
OPERATING EXPENSES:
Selling, general, and administrative	1,720,779	1,717,110	3,204,730	3,335,511
Research and development	434,564	484,019	1,019,097	1,050,906

Total operating expenses	2,155,343	2,201,129	4,223,827	4,386,417

OPERATING INCOME	402,666	189,945	680,654	362,644
INTEREST EXPENSE	10,741	13,463	21,216	29,117
INTEREST INCOME	37,456	31,452	70,501	68,453
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS	25,618	(11,123)	21,388	(20,847)

INCOME BEFORE INCOME TAX PROVISION	454,999	196,811	751,327	381,133
INCOME TAX PROVISION	46,656	31,045	90,400	67,697

NET INCOME	$408,343	$165,766	$660,927	$313,436

BASIC EARNINGS PER SHARE	$0.05	$0.02	$0.08	$0.04

DILUTED EARNINGS PER SHARE	$0.05	$0.02	$0.08	$0.04

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,028,099	7,940,004	8,026,393	7,877,057

Diluted	8,359,324	8,327,228	8,413,553	8,281,258

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$408,343	$165,766	$660,927	$313,436
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	231,286	(59,001)	174,825	(253,544)
Unrealized gains (losses) on securities	33,270	15,001	(23,112)	72,173
Plus: reclassification adjustment for (gains) losses included in net income	(341)	—	3,851	—

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	264,215	(44,000)	155,564	(181,371)

COMPREHENSIVE INCOME	$672,558	$121,766	$816,491	$132,065

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	June 30,	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,927	$313,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	458,940	555,562
Provision for doubtful accounts receivable	20,566	30,887
Provision for excess and obsolete inventories	198,137	131,867
Gain on sales of assets	(4,963)	—
Change in assets and liabilities, net of effects of foreign currency adjustments:
Accounts receivable	(98,737)	(232,157)
Inventories	248,534	(421,262)
Prepaid expenses and other current assets	(116,579)	28,520
Accounts payable	53,250	96,642
Accrued liabilities	167,913	8,973
Accrued payroll expenses	(163,330)	(526,939)

Total adjustments	763,731	(327,907)

Net cash provided by (used in) operating activities	1,424,658	(14,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,361,231)	—
Proceeds from sales of investments	295,198	20,000
Purchases of property and equipment	(342,485)	(338,463)
Other	20,475	(3,027)

Net cash used in investing activities	(1,388,043)	(321,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(20,264)	(28,145)
Proceeds from issuance of common stock	40,581	36,692

Net cash provided by financing activities	20,317	8,547

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,644)	40,997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,288	(286,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,354,334	694,764

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,388,622	$408,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period — interest	$21,330	$42,335
— income taxes	$42,971	$9,495

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of its operations and the cash flows for the three and six-month periods ended June 30, 2002 and 2001.

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

2. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at June 30, 2002 and December 31, 2001 consist of:

	6/30/02	12/31/01

Raw materials	$1,565,379	$1,572,660
Work in process	1,852,453	1,899,628
Finished goods	1,964,150	2,269,780

	$5,381,982	$5,742,068

3. Long Term Debt

On May 7, 2002, the Company renewed its existing $2,000,000 line of credit on substantially the same terms with a maturity date of July 1, 2004. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At June 30, 2002, $1,000,000 was outstanding. Due to the change in the maturity date, the balance sheet classification of amounts due under this line was changed from short-term at December 31, 2001, to long-term at June 30, 2002. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (4.15% at June 30, 2002).

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 2002, the Company was in compliance with such covenants.

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

New Accounting Pronouncements

     See Item 1, Notes to Consolidated Financial Statements.

Liquidity

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements. As of June 30, 2002, the Company increased its working capital approximately $1,933,000 when compared to December 31, 2001. This increase was a result of normal operations and the reclassification of $1,000,000 of current liabilities to long term debt.

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

Results of Operations

     During the three and six-month periods ended June 30, 2002, sales increased approximately $405,000 or 9.4% and $613,000 or 7.1%, respectively, compared to the same periods last year. During the three and six-month periods ended June 30, 2002, sales of urinalysis and clinical immunology product lines increased $487,000 or 12.2% and $748,000 or 9.3%, while sales of other products decreased $82,000 or 26.5% and $135,000 or 22.7%, respectively, when compared to the same periods last year. In periods when the U.S. dollar is weakening, the translation impact on the financial statements of the consolidated foreign affiliates is that of higher sales, costs, and net income. During the three and six-month periods ended June 30,

2002, sales were affected by the weakening dollar resulting in a positive foreign currency translation impact on consolidated reported sales of approximately $56,000 or 1.2% and $1,300 or 0.1%, respectively, when compared to 2001. Continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales decreased for the three and six-month periods ended June 30, 2002 from approximately 55.7% to 54.5% and 54.9% to 52.9%, respectively, when compared to the same periods last year. This decrease was due primarily to changes in the product sales mix.

     Selling, general and administrative expenses increased for the three month period ended June 30, 2002, approximately $3,700 or 0.2% and decreased for the six-month period ended June 30, 2002, approximately $131,000 or 3.9%, when compared to the same period last year. This decrease is due primarily to temporary vacancies in two field sales positions, which were filled in the second quarter.

     Research and development costs decreased for the three and six-month periods ended June 30, 2002, approximately $49,000 or 10.2% and $32,000 or 3.0%, respectively, when compared to the same periods last year. This decrease is due to a reduced number of R&D projects as compared to the prior year.

     The Company currently has a 100% valuation allowance against net deferred tax assets. The tax provision for the six-month periods ended June 30, 2002 and June 30, 2001 reflects the provision for estimated federal, state, and foreign liabilities that are not offset by net operating loss carry-forwards.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 13, 2002, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following six persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2003 and until their successors are elected and qualified.

     The tabulation of the votes cast for the election of the directors was as follows:

Nominee	Votes For	Votes Withheld

J. David Tholen	7,012,741	423,022
Samual D. Anderson	7,123,068	312,695
David S. Gordon	7,125,675	310,088
Reginald P. Jones	7,129,589	306,174
James R. Phelps	7,129,082	306,681
Richard E. Schmidt	7,119,747	316,016

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit: Exhibit 10.1: Credit Agreement between United California Bank and Hycor Biomedical Inc.

Exhibit 10.2: Employment Agreement of J. David Tholen

(b) Reports on Form 8K: None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC

Date: August 12, 2002	By:	/s/ Armando Correa

Armando Correa, Director of Finance (Mr. Correa is the Principal Accounting Officer and has been duly authorized to sign on behalf of the registrant.)

CERTIFICATION

     Each of the undersigned hereby certifies in his capacity as an officer of Hycor Biomedical Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

By:	/s/ J. David Tholen	By:	/s/ Reginald P. Jones

	J. David Tholen President and Chief Executive Officer		Reginald P. Jones Senior Vice President and Chief Financial Officer

Exhibit List

Exhibit No.	Name of Exhibit

10.1	Credit Agreement Between United California Bank and Hycor Biomedical Inc.

10.2	Employment Agreement of J. David Tholen