Form 10-Q
period 2002-09-30
HYCOR BIOMEDICAL INC /DE/
filed 2002-11-14
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2002

Common Stock, $.01 Par Value	8,049,996

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,339,111	$1,354,334
Investments	3,304,175	1,728,236
Accounts receivable, net of allowance for doubtful accounts of $153,295 (2002) and $184,028 (2001)	2,128,610	2,600,097
Inventories (Note 2)	5,450,679	5,742,068
Prepaid expenses and other current assets	277,598	230,393

Total current assets	13,500,173	11,655,128

PROPERTY AND EQUIPMENT, at cost	10,333,740	9,742,863
Less accumulated depreciation	(7,973,463)	(7,180,582)

Property and equipment, net	2,360,277	2,562,281
GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of accumulated amortization of $145,587 (2002) and $139,553 (2001)	97,466	102,945

Total assets	$16,114,254	$14,476,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$704,400	$427,881
Accrued liabilities	703,568	588,898
Accrued payroll expenses	798,846	682,608
Current portion of long-term debt (Note 3)	5,006	1,026,476

Total current liabilities	2,211,820	2,725,863

Long-term debt (Note 3)	1,000,000	2,028

Total liabilities	3,211,820	2,727,891
STOCKHOLDERS’ EQUITY:
Common stock	80,500	80,182
Paid-in capital	12,912,882	12,859,098
Retained earnings (deficit)	645,549	(347,236)
Accumulated other comprehensive loss	(736,497)	(843,243)

Total stockholders’ equity	12,902,434	11,748,801

Total liabilities and stockholders’ equity	$16,114,254	$14,476,692

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET SALES	$4,508,657	$4,208,616	$13,774,350	$12,860,940
COST OF SALES	2,083,812	1,921,203	6,445,024	5,824,467

Gross profit	2,424,845	2,287,413	7,329,326	7,036,473
OPERATING EXPENSES:
Selling, general, and administrative	1,743,332	1,702,704	4,948,062	5,038,214
Research and development	376,545	426,203	1,395,642	1,477,109

Total operating expenses	2,119,877	2,128,907	6,343,704	6,515,323

OPERATING INCOME	304,968	158,506	985,622	521,150
INTEREST EXPENSE	10,285	14,159	31,501	43,276
INTEREST INCOME	48,489	31,477	118,990	99,930
GAIN ON FOREIGN CURRENCY TRANSACTIONS	61,870	22,308	83,258	1,461

INCOME BEFORE INCOME TAX PROVISION	405,042	198,132	1,156,369	579,265
INCOME TAX PROVISION	73,184	51,191	163,584	118,888

NET INCOME	$331,858	$146,941	$992,785	$460,377

BASIC EARNINGS PER SHARE	$0.04	$0.02	$0.12	$0.06

DILUTED EARNINGS PER SHARE	$0.04	$0.02	$0.12	$0.06

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,040,860	7,985,828	8,031,215	7,913,314

Diluted	8,231,501	8,249,279	8,238,114	8,193,197

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$331,858	$146,941	$992,785	$460,377
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(59,431)	34,471	115,394	(219,073)
Unrealized gains (losses) on securities	10,613	43,146	(12,499)	115,319
Plus: reclassification adjustment for (gains) losses included in net income	—	—	3,851	—

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(48,818)	77,617	106,746	(103,754)

COMPREHENSIVE INCOME	$283,040	$224,558	$1,099,531	$356,623

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	September 30,	September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$992,785	$460,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	706,682	843,033
Provision for doubtful accounts receivable	36,707	53,764
Provision for excess and obsolete inventories	86,064	17,443
Gain on sales of assets	(16,319)	—
Change in assets and liabilities, net of effects of foreign currency adjustments:
Accounts receivable	504,815	572,805
Inventories	304,315	(693,176)
Prepaid expenses and other current assets	(43,437)	12,712
Accounts payable	265,096	(25,554)
Accrued liabilities	98,894	22,320
Accrued payroll expenses	106,554	(454,966)

Total adjustments	2,049,371	348,381

Net cash provided by operating activities	3,042,156	808,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,890,673)	—
Proceeds from sales of investments	295,198	20,000
Purchases of property and equipment	(453,919)	(431,372)
Other	20,475	(6,355)

Net cash used in investing activities	(2,028,919)	(417,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(23,300)	(42,031)
Proceeds from issuance of common stock	54,102	72,707

Net cash provided by financing activities	30,802	30,676

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(59,262)	(125,545)

INCREASE IN CASH AND CASH EQUIVALENTS	984,777	296,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,354,334	694,764

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,339,111	$990,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period — interest	$31,519	$63,095
— income taxes	$81,875	$32,161

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of its operations and the cash flows for the three and nine-month periods ended September 30, 2002 and 2001.

These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at September 30, 2002 and December 31, 2001 consist of:

	9/30/02	12/31/01

Raw materials	$1,497,150	$1,572,660
Work in process	2,080,954	1,899,628
Finished goods	1,872,575	2,269,780

	$5,450,679	$5,742,068

3.	Long Term Debt

On May 7, 2002, the Company renewed its existing $2,000,000 line of credit on substantially the same terms with a maturity date of July 1, 2004. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At September 30, 2002, $1,000,000 was outstanding. Due to the change in the maturity date, the balance sheet classification of amounts due under this line was changed from short-term at December 31, 2001, to long-term at June 30, 2002. Advances under the line bear interest at the prime rate or at LIBOR plus 2% (3.9% at September 30, 2002).

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 2002, the Company was in compliance with such covenants.

4.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”) was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability for a cost associated with an exit or disposal activity must be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate that adopting SFAS 146 will have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     This Section and this entire report contain forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. The Company intends that all forward-looking statements be subject to the “safe-harbor” provisions contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     Such factors include, but are not limited to, product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; difficulties competing against larger companies which have substantially greater financial resources; failure to receive and maintain regulatory approvals for our products; rapid technological change and new products developed by others which are more effective or less costly than our current or future products or which render our technologies and products obsolete or non-competitive; availability of capital resources; general business and economic conditions, including currency risks based on the relative strength or weakness of the U.S. dollar, euro conversions, and changes in government laws and regulations, including taxes; and the other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. The historical results achieved by the Company are not necessarily indicative of its future prospects. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

     Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”) was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability for a cost associated with an exit or disposal activity must be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate that adopting SFAS 146 will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing and expected future capital requirements for the next twelve months. As of September 30, 2002, the Company increased its working capital approximately $2,359,000 when compared to December 31, 2001. This increase was a result of normal operations and the reclassification of $1,000,000 of current liabilities to long-term debt.

     The Company’s principal capital commitments are to support the HY-TEC business, which requires the purchase of instruments. In many cases, the instruments are placed in use in laboratories of the Company’s direct customers and paid for over an agreed contract period by the purchase of test reagents. This “reagent rental” sales program, common to the diagnostic market, creates negative cash flows in the initial years. In 1995, the Company entered into a long-term product manufacturing and sales agreement to purchase certain minimum levels of HY-TEC instruments. This agreement terminates in August 2003. At September 30, 2002, the approximate minimum future commitments under the agreement were $280,000. Working capital, operating results, and the available line of credit are expected to be sufficient to satisfy this commitment and the needs of operations for the foreseeable future.

Results of Operations

     During the three and nine-month periods ended September 30, 2002, sales increased approximately $300,000 or 7.1% and $913,000 or 7.1%, respectively, compared to the same periods last year. During the three and nine-month periods ended September 30, 2002, sales of urinalysis and clinical immunology product lines increased $320,000 or 8.2% and $1,068,000 or 8.9%, while sales of other products decreased $20,000 or 6.9% and $155,000 or 17.5%, respectively, when compared to the same periods last year. The increase in sales for both the three and nine-month periods was primarily the result of increased sales in the allergy product line. These increases were primarily due to increased volumes with pre-existing long-term accounts and increasing purchasing activity from additional Hy-Tec placements in clinical laboratories within the last 12 months.

     In periods when the U.S. dollar is weakening, the translation impact on the financial statements of the consolidated foreign affiliates is that of higher sales, costs, and net income. During the three and nine-month periods ended September 30, 2002, sales were affected by the weakening dollar resulting in a positive foreign currency translation impact on consolidated reported sales of approximately $93,000 or 2.1% and $95,000 or 0.7%, respectively, when compared to 2001.
     Continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales decreased for the three and nine-month periods ended September 30, 2002 from approximately 54.4% to 53.8% and 54.7% to 53.2%, respectively, when compared to the same periods last year. This decrease was due primarily to changes in the product sales mix.

     Selling, general and administrative expenses increased for the three month period ended September 30, 2002, approximately $41,000 or 2.4% and decreased for the nine-month period ended September 30, 2002, approximately $90,000 or 1.8%, when compared to the same periods last year. These changes were due primarily to temporary vacancies in two field sales positions, which were filled in the second quarter of 2002.

     Research and development costs decreased for the three and nine-month periods ended September 30, 2002, approximately $50,000 or 11.7% and $82,000 or 5.6%, respectively, when compared to the same periods last year. This decrease is due to a reduced number of R&D projects as compared to the prior year.

     The Company currently has a 100% valuation allowance against net deferred tax assets. The tax provision for the nine-month periods ended September 30, 2002 and September 30, 2001 reflects the provision for estimated federal, state, and foreign liabilities that are not offset by net operating loss carry-forwards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents, investments and long-term debt. At September 30, 2002, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Foreign Currency

     Our international sales expose us to foreign currency risk in the ordinary course of our business. For the three and nine-month periods ended September 30, 2002, the percentage of the Company’s net sales generated by the Company’s foreign subsidiaries (“Foreign Subs”) were approximately 23.6% and 24.3%, respectively. The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs’ sales as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. For the three and nine-month periods ended September 30, 2002, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $93,000 and $95,000, respectively, when compared to the same periods in 2001

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At September 30, 2002 the accumulated other comprehensive loss was approximately ($736,000) which included the cumulative effect of foreign currency translation adjustments of approximately ($793,000).

Interest Rates

     At September 30, 2002, $1,000,000 was outstanding on the Company’s line of credit. Advances under the line bear interest at the prime rate or at LIBOR plus 2%. The weighted average interest rate for the three and nine-month periods ended September 30, 2002 were 4.02% and 4.10%, respectively. If rates were to increase by 10%, the estimated impact on the Company’s Consolidated Financial Statements would be to reduce net income for the three and nine-month periods ended September 30, 2002, by approximately $1,000 and $3,000, respectively, before taxes based on amounts outstanding and weighted average rates in effect throughout the period ended September 30, 2002.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 99.1:	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2:	Certification by Chief Financial Office Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K: None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC.
Date: November 14, 2002	By:	/s/ Armando Correa

Armando Correa, Director of Finance (Mr. Correa is the Principal Accounting Officer and has been duly authorized to sign on behalf of the registrant.)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. David Tholen, certify that:

1. I have reviewed this quarterly report on form 10-Q of Hycor Biomedical Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ J. David Tholen

J. David Tholen President and Chief Executive Officer

I, Reginald P. Jones, certify that:

1. I have reviewed this quarterly report on form 10-Q of Hycor Biomedical Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Reginald P. Jones

Reginald P. Jones Senior Vice President and Chief Financial Officer

Exhibit List

Exhibit No.	Name of Exhibit

99.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002