Form 10-K
period 2002-12-31
HYCOR BIOMEDICAL INC /DE/
filed 2003-03-28
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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

Common Stock, $.01 par value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as identified in Rule 12b-2 of the Act). Yes [   ]     No [X]

     As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was $25,788,769.

     The number of shares of common stock of the registrant outstanding at March 6, 2003 was 8,049,068.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement, to be filed not later than 120 days after December 31, 2002, in connection with the Annual Meeting of Stockholders to be held in 2003, are incorporated by reference into Part III in this report on Form 10-K.

PART I

     Item 1. Business

General

     Hycor Biomedical Inc. (“Hycor” or the “Company”) is engaged in the research, development, manufacturing, and marketing of medical diagnostic products throughout the United States and many foreign countries.

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

Products

     The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical diagnostic products with a focus on allergy and autoimmune testing and urinalysis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities.

     The KOVA™ Microscopic Urinalysis System is the Company’s largest product line accounting for approximately 52%, 56%, and 53% of net sales for 2002, 2001, and 2000, respectively. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

     The Company’s clinical immunology product lines consist of allergy and autoimmune diagnostic products.

     The Company’s allergy diagnostic product line, which accounted for approximately 35%, 29%, and 30% of revenues for 2002, 2001, and 2000, respectively, is a complete line of RIA (“radioimmunoassay”) and EIA (“enzymatic immunoassay”) procedures to test for specific allergies to more than 1000 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds, and foods; general screening tests are also available. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company’s products permit a physician to diagnose allergies by testing a sample of the patient’s blood for the presence of the specific IgE or IgG antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort.

     The Company’s autoimmune diagnostic product line, which accounted for approximately 8%, 9%, and 8% of revenues in 2002, 2001, and 2000, respectively, includes tests utilized for the diagnosis and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company’s tests are based on enzyme immunoassay technology in a microplate format. Unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time, the Company’s products can be automated either on the Company’s HY-TEC instruments or on general microplate processors.

     The Company’s allergy and autoimmune product lines also include the HY-TEC 480 and HY-TEC 288 automated diagnostic systems which provide clinical laboratories with significant productivity improvement capabilities. The HY-TEC systems include the instruments, software, and test reagents necessary to perform allergy and autoimmune testing. The Company places a large percentage of the HY-TEC systems on a “reagent rental” basis. A “reagent rental” transaction, common to the diagnostic market, involves the placement of an instrument in the laboratories of customers that pay for the system over an agreed contract period through the purchase of test reagents. The Company’s HY-TEC reagent rental program is similar in that instruments are typically placed in use with direct customers and paid for over an agreed contract period through the purchase of test reagents, but also includes the sale of some instruments to distributors and direct customers. The typical contract period for the HY-TEC reagent rental is between 3 to 5 years. The instruments that are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements, on the expectation that the Company will earn a profit on the subsequent sales of reagents necessary to operate the instrument.

Sales and Marketing

     Clinical laboratories and certain specialty physicians are primary users of the Company’s products. In the United States, the Company’s product lines are generally sold through both independent and clinical laboratory distributors. The majority of sales in the United States are to Cardinal Health Corporation (formerly Allegiance Healthcare Corporation) and Fisher Scientific, two major U.S. distributors. The allergy product line is sold directly to the end user through the Company’s direct sales force.

     In foreign countries the Company’s products are sold primarily through a network of independent distributors. The Company sells its allergy and autoimmune products to the German and U.K. market through a direct sales force.

     Export sales (all to unaffiliated customers) accounted for approximately $1,774,000, $1,730,000, and $1,924,000 in 2002, 2001, and 2000, respectively, which represents approximately 10%, 10%, and 11% of total consolidated sales for each of the respective years. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,754,000, $5,036,000, and $5,345,000 in 2002, 2001, and 2000, respectively. (See Note 11 to the Consolidated Financial Statements.)

     The Company’s two largest distributors, Cardinal Health Corporation and Fisher Scientific, accounted for 18% and 16% of net product sales in 2002; 22% and 13% of net product sales in 2001; and 20% and 12% of net product sales in 2000. A loss of one or both of these distributors or a decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s financial condition and results of operations. However, there are other national, regional, and foreign clinical laboratory products distributors, as well as the Company’s sales force that could market the Company’s products.

     The Company did not have a significant backlog of orders at December 31, 2002 and December 31, 2001. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company’s business.

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

     Total research and development expenditures were $1,846,000, $1,940,000, and $1,823,000 for 2002, 2001, and 2000, respectively.

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

Employees

     As of February 14, 2003, the Company had approximately 148 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company’s relations with its employees are satisfactory.

     Item 2. Properties

At December 31, 2002, the Company had three separate facilities.

1)	The Company’s corporate headquarters, principal administrative, and manufacturing facility is located in a leased 76,000 square foot two-story freestanding facility at 7272 Chapman Avenue, Garden Grove, California. The lease has a ten-year term ending December 31, 2007. The Company has the option to extend the lease term for an additional five-year period.

2)	The Company leases a 12,900 square foot freestanding building located at Otto-Hahn Straße 16, 34123 Kassel, Germany. The lease has a ten-year term ending March 31, 2005. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the packaging, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical GmbH.

3)	The Company leases the 7000 square foot ground floor of a two-story building located at Pentlands Science Park, Bush Loan Penicuik, EH26 OPL Scotland. The lease has a five-year term ending September 30, 2006. The Company has the option to extend the term of the lease for an additional five years. The Company uses this facility for the laboratory, manufacturing, warehousing, distribution, and administrative functions of its wholly owned subsidiary, Hycor Biomedical Ltd.

     In management’s opinion, in general, its plant and equipment are adequately maintained, in good operating condition and adequate for the Company’s present needs. The Company upgrades and modernizes its facilities and equipment and expands its facilities as necessary to meet customer and regulatory requirements.

     Item 3. Legal Proceedings

     To the best of management’s knowledge, there are no material pending legal proceedings. However, on occasion there may exist immaterial routine litigation that is incidental to the normal operations of the business to which the Company is a party or to which the Company’s property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended December 31, 2002, there were no matters submitted to a vote of security holders.

PART II

     Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

     Hycor Biomedical Inc.’s common stock trades on The Nasdaq Stock Market under the symbol HYBD. The following table sets forth the range of high and low trading prices for the common stock for the periods indicated as reported. The prices do not include retail markups, markdowns, or commissions.

Year Ended	High	Low

December 31, 2001
1st Quarter	9.75	5.25
2nd Quarter	9.56	5.89
3rd Quarter	7.26	3.35
4th Quarter	6.28	3.50
December 31, 2002
1st Quarter	7.16	2.00
2nd Quarter	4.14	1.60
3rd Quarter	3.86	1.56
4th Quarter	2.70	1.20

     There were 860 shareholders of record as of March 4, 2003. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company’s bank line of credit also precludes the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

Information about the Company’s equity compensation plans at December 31, 2002 was as follows:

	Number of Shares to
	be Issued Upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plans Approved by Shareholders (1)	960,125	$2.62	985,710 (2)
Equity Compensation Plans Not Approved by Shareholders	—		—

Total	960,125		985,710

1)	Consists of the following plans: 1992 Incentive Stock Option Plan, 1992 Nonqualified Stock Option Plan for Non-Employee Directors, 2001 Incentive Stock Option Plan, 2000 Employee Stock Purchase Plan.

2)	Includes 249,710 shares reserved for issuance under the 2000 Employee Stock Purchase Plan.

     Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

	2002	2001(a)	2000	1999	1998(b)

Operating Results
Net sales	$18,591	$17,313	$17,382	$18,775	$18,763
Net income (loss)	$1,257	$43	$981	$249	$(6,600)
Basic earnings (loss) per share	$0.16	$0.01	$0.13	$0.03	$(0.91)
Diluted earnings (loss) per share	$0.15	$0.01	$0.12	$0.03	$(0.91)
Financial Position
Working capital	$11,740	$8,929	$7,232	$5,679	$5,011
Net property and equipment	$2,278	$2,562	$3,082	$3,560	$4,239
Total assets	$16,295	$14,477	$14,868	$15,039	$15,983
Long-term debt (c)	$1,002	$1,029	$1,084	$1,674	$2,505
Total Stockholder’s equity	$13,263	$11,749	$11,469	$10,542	$10,677

a)	2001 results include the $723,000 write-off of goodwill related to the acquisition of Melja Diagnostik, GmbH.

b)	1998 results include the $2,248,000 write-off of goodwill related to the acquisition of Medical Specialties International Inc. In addition, the Company recognized an increase in the valuation allowance against deferred taxes of $3,189,000.

c)	Includes long-term and current portion of the Company’s debts for all periods presented.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Significant Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Revenue Recognition
     Revenues from product sales are recognized at the time of shipment and passage of title. Revenues from customers under distributorship agreements are also recognized at the time of shipment and passage of title. The Company offers customers the right to return products only if the products are shipped in error, are damaged or in the event of product failure. While such returns have historically not been significant, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

Accounts Receivable
     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company’s credit losses have historically been within expectations and the provisions established. However, the inability of one of the Company’s significant customers to pay amounts owed could have a material adverse impact on the Company’s operating results.

Inventories
     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. The Company’s losses from disposal of excessive and obsolete inventories have historically been within expectations and the provisions established. However, the Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In addition, rapid technological change or new product development could result in an increase in the amount of obsolete inventory quantities on hand. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company’s inventory is determined to be undervalued, it may have over-reported its costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

     Additionally, the Company’s manufacturing costs and inventory carrying costs are dependent on management’s accurate estimates of customer demand for the Company’s products. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand and increase the expense of storing and maintaining the inventory until it is sold. Therefore, although management makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.

Deferred Taxes
     The Company’s deferred taxes relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2002, the Company had recorded a 100% valuation allowance on its net deferred assets. To the extent that it becomes more likely than not that the deferred assets would be realized, the Company would be required to reverse all or a portion of the valuation allowance. Reducing the amount of valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change.

Warranties
     All products are guaranteed to perform pursuant to Company policy for each product type when stored and used as directed. Warranty is limited to replacement of defective product returned at no cost to the customer. While the Company’s warranty costs have historically not been significant, the Company cannot guarantee that it will continue to experience the same warranty return rates that it has in the past. A significant increase in product return rates could have a material adverse impact on operating results for the period or periods in which such returns materialize.

Impairment Charges

     In 1994, the Company acquired Melja Diagnostik, GmbH and recorded total goodwill resulting from the acquisition of approximately $1,900,000. Significant changes in both German reimbursement rates and the value of the U.S. dollar versus the Euro have caused declining operating results. In the fourth quarter of 2001, the goodwill related to this acquisition was determined to be impaired. As a result of this impairment, the Company recorded a noncash pretax charge of $723,000 relating to Melja Diagnostik, GmbH goodwill. This write-down eliminates all goodwill related to this acquisition. The goodwill remaining on the balance sheet at December 31, 2002 amounts to approximately $156,000 and relates to the acquisition of Cogent Diagnostics Limited in 1997. (See Notes 9 and 12 to Consolidated Financial Statements.)

Results of Operations

2002 Compared to 2001     Overall, 2002 net sales increased $1,277,883 or 7.4% when compared to 2001. Sales of urinalysis and clinical immunology product lines increased $1,444,000 or 8.9% compared to 2001, while sales of other products decreased $166,000 or 14.5% over the same period. The increase in sales was primarily the result of increased sales in the allergy product line due to increased volumes with pre-existing long-term accounts and increasing purchasing activity from additional HY-TEC placements in clinical laboratories within the last 12 months. (See Note 11 to Consolidated Financial Statements.)

     Sales in the year 2002 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of approximately 4.8%. This resulted in an increase to consolidated reported sales of approximately $223,000 or 1.2% when compared to 2001. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of sales decreased to 53.4% in 2002 from 55.2% in 2001 due primarily to changes in the product sales mix with a higher percentage of sales coming from our allergy products, which typically have lower margins than urinalysis products.

     Selling, general, and administration expenses increased $87,000 or 1.3% in 2002 over 2001 (36.9% of net sales in 2002 versus 39.1% of net sales in 2001). Spending in 2002 remained relatively flat compared to 2001. However an unfavorable foreign exchange impact caused an increase of approximately $86,000. In addition, the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, had a favorable impact of approximately $132,000 from the elimination of goodwill amortization in 2002.

     Research and development costs decreased $94,501 or 4.9% (9.9% of net sales in 2002 versus 11.2% of net sales in 2001) primarily due to a reduced number of research and development projects as compared to the prior year.

     Interest income increased $38,000 or 28.5% in 2002 over the prior year due to increased average monthly balances in cash and investments during the year partially offset by lower average interest rates. Interest expense decreased $13,000 or 23.7% in 2002 from the prior year due to declining interest rates in 2002.

     The tax provision for the 12 months ended December 31, 2002 reflects the provision for federal, state, and foreign liabilities. The Company’s effective tax rate differs from the statutory rate primarily due to a foreign tax rate differential and a reduction in the valuation allowance due to the utilization of net operating loss carryforwards. (See Note 7 to the Consolidated Financial Statements.)

2001 Compared to 2000     Overall, 2001 net sales decreased $69,176 or 0.4% when compared to 2000. Sales of urinalysis and clinical immunology product lines increased $234,000 or 1.5% compared to 2000, while sales of other products decreased $303,000 or 20.9% over the same period. The decrease in other product sales was heavily affected by hematology product sales of approximately $226,000 that were included in 2000 and not in 2001 due to the sale of this product line in August 2000. Sales in the year 2001 were also affected by the strengthening U.S. dollar resulting in a negative foreign exchange impact to foreign sales of approximately 4% and to consolidated reported sales of approximately $153,000 or 1.0% when compared to 2000. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future. (See Note 11 to Consolidated Financial Statements.)

     Gross profit as a percentage of sales increased to 55.2% in 2001 from 53.9% in 2000 due primarily to the Company’s German subsidiary being converted to a sales and distribution center and the elimination of essentially all of the subsidiary’s manufacturing activity. This conversion caused certain costs previously reported as a component of the subsidiary’s cost of goods sold to become distribution expenses in selling, general, and administration.

     Selling, general, and administration expenses increased $257,000 or 3.9% in 2001 over 2000. The increase was due primarily to the affect from a favorable settlement on a fully reserved collection dispute in 2000. In addition, the Company’s German subsidiary was converted to a sales and distribution center, eliminating essentially all of its manufacturing activity. This conversion caused certain costs previously reported as a component of cost of goods sold to become distribution expenses in selling, general, and administration.

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

     Effective with the fourth quarter of 1998, the Company adopted a position wherein a 100% valuation allowance was taken against all deferred tax assets. The tax provision for the 12 months ended December 31, 2001 reflects the provision for federal, state, and foreign liabilities that are not offset by operating losses. (See Note 7 to the Consolidated Financial Statements.)

Financial Condition and Liquidity

     The Company’s working capital increased approximately $2,811,000 from December 31, 2001 to December 31, 2002 primarily as the result of profitable operations with net income increasing from approximately $43,000 in 2001 to approximately $1,300,000 in 2002. In addition to profitable operations in 2002, the Company also converted $1,000,000 of current-debt to long-term debt under the line of credit discussed below.

     Total capital expenditures during fiscal 2002 and fiscal 2001 were approximately $600,000 and $500,000, respectively. Capital spending during fiscal 2002 and fiscal 2001 included approximately $300,000 and $200,000 for reagent rental equipment and $200,000 and $200,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. For fiscal 2003, the Company currently anticipates capital spending on property and equipment to be in the range of $500,000 to $600,000.

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

     The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires on July 1, 2004. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At December 31, 2002, $1,000,000 was outstanding. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. At December 31, 2002, the Company’s interest rate was 3.9%. The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. If the Company violates the covenants, it would be obligated to immediately repay all amounts then outstanding under the line of credit. At December 31, 2002, the Company was in compliance with such covenants, and the Company does not anticipate that compliance with the covenants will have a material impact on the Company’s operations.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $550,000 for 2003.

     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2002:

	Payment Due by Period

		Less than	1-3	4-5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years

Operating Leases	$3,329,000	$755,000	$1,425,000	$1,149,000	—
The Supply Agreement	280,000	280,000	—	—	—
Line of Credit	1,000,000	—	1,000,000	—	—
Other Purchase Commitments	550,000	550,000	—	—	—

Total Capital Commitments	$5,159,000	$1,585,000	$2,425,000	$1,149,000	—

     Current working capital, funds expected to be generated by future operating results, and the available line of credit are expected to be sufficient to satisfy these capital commitments and the needs of operations for the foreseeable future.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2002, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404.

Indemnification and Guarantees

     The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the extension of employment contracts and the payment of certain severance benefits upon the termination of employment following a change in control.

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2002, which note is incorporated herein by this reference and is included as part of “Item 8., Financial Statements and Supplementary Data”, to this Form 10-K.

RISK FACTORS

     This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed below and elsewhere in this annual report. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements wherever they appear. The Company’s operations are subject to a variety of risks and uncertainties, and the following risk factors are not to be considered a definitive list of all risks associated with its operations.

Dependence On Distributors And Limited Direct Sales Resources
     The Company relies upon third-party distributors, as well as its own sales force, to distribute its products. If the Company loses one or more of these distributors and cannot arrange suitable alternatives, its business could be adversely affected. The Company currently has limited resources in direct sales, and in the marketing and distribution of its products.

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

Impact Of Foreign Currency Fluctuations
     In 2002, the Company derived approximately 25% of its sales from its foreign operations. Sales and expenses of the Company’s foreign operations are conducted in local currency. As a result, the Company is exposed to market risk related to interest rates and foreign currency exchange rate fluctuations. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business could adversely affect its results of operations.

     In addition, approximately 9.5% of the Company’s net sales in 2002 were exported from the United States. Several of the international markets in which the Company sells its products have experienced a strengthening in their currencies in the last year. The Company’s foreign customers for these export sales currently pay for the Company’s products with U.S. dollars. The weakening of the U.S. dollar as compared to the local currencies effectively decreased the cost of the Company’s products to these customers. If the U.S. dollar were to strengthen against these currencies, it would effectively increase the cost of the Company’s products in the foreign countries and make them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening U.S. dollar, may negatively impact future sales and gross margins.

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

Use Of Hazardous Materials
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

Dependence On Key Personnel
     Due to the specialized nature of the Company’s business, it is highly dependent on the continued service of its executive officers and other key management, scientific and technical personnel. The loss of any of these persons would adversely affect the Company’s business. The Company’s success will also depend in large part upon its ability to continue to attract, retain and motivate qualified scientific and technical personnel with advanced degrees and technical research and manufacturing skills. The competition for qualified personnel is intense. If the Company cannot attract, retain and motivate such qualified personnel, its business will be adversely affected.

     Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents, investments and long-term debt. At December 31, 2002, the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates.

     The Company is exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency exchange risk and interest rate risk, arise in the normal course of business rather than from trading. Aside from the operations of the Company’s subsidiaries in Germany and Scotland, it does not transact business in foreign currencies. At the present time, the Company does not have any hedging programs in place and it is not trading in any financial or derivative instruments.

Foreign Currency

     The Company’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 25% of the Company’s net sales in fiscal 2002 were generated by the Company’s foreign subsidiaries (“Foreign Subs”). The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the Foreign Subs’ sales as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. In fiscal 2002, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations from 2001 was an increase of approximately $223,000. In 2001, the net impact of the Company’s reported sales from the effect of the exchange rate fluctuations was a decrease of approximately $153,000.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At December 31, 2002, the accumulated other comprehensive loss was approximately ($635,000), which included the cumulative effect of foreign currency translation adjustments of approximately ($713,000).

     Certain countries in which the Company operates adopted the Euro as a legal currency effective January 1, 1999. Euro notes and coins came into circulation after a three-year transition period on January 1, 2002. The Company has not experienced any significant operational disruptions to date due to the Euro conversion and does not currently expect the continued implementation of the Euro to cause any significant operational disruptions.

Interest Rates

     At December 31, 2002, $1,000,000 was outstanding on the Company’s line of credit. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2%. The weighted-average interest rate for the year ended December 31, 2002 was 4%. If rates were to increase by 10%, the estimated impact on the Company’s Consolidated Financial Statements would be to reduce net income by approximately $4,000 before taxes based on amounts outstanding and weighted-average rates in effect throughout the year ended December 31, 2002.

     The Company’s cash and equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. The Company limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at December 31, 2002, the Company believes that a 10% rise or fall in interest rates would result in an increase or decrease in its interest income for the year of approximately $2,000.

     The Company’s interest income on longer-term investments is dependent on the interest rate attributable primarily to the debt securities purchased by the Company. Since the Company generally holds these securities to maturity, changes in interest rates are not expected to have a material impact on the value of the Company’s portfolio.

     Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this report:

Page Number

Independent Auditors’ Report	20
Consolidated Balance Sheets as of December 31, 2002 and 2001	21-22
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000	23
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	24
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	25-26
Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000	27-40

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Hycor Biomedical Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 14, 2003

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001

CURRENT ASSETS :
Cash and cash equivalents	$1,667,181	$1,354,334
Investments	3,791,188	1,728,236
Accounts receivable, net of allowance for doubtful accounts of $90,598 (2002) and $184,028 (2001)	2,785,556	2,600,097
Inventories	5,241,984	5,742,068
Prepaid expenses and other current assets	286,268	230,393

Total current assets	13,772,177	11,655,128

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	1,924,424	1,913,961
Machinery and equipment	6,040,007	5,678,328
Furniture, fixtures, and office equipment	1,931,158	2,150,574

	9,895,589	9,742,863
Accumulated depreciation and amortization	(7,617,573)	(7,180,582)

Property and equipment, net	2,278,016	2,562,281

GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of accumulated amortization of $293,463 (2002) and $278,336 (2001)	88,392	102,945

Total assets	$16,294,923	$14,476,692

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY	2002	2001

CURRENT LIABILITIES:
Accounts payable	$461,317	$427,881
Accrued liabilities	678,196	588,898
Accrued payroll expenses	890,349	682,608
Current portion of long-term debt	2,028	1,026,476

Total current liabilities	2,031,890	2,725,863

Long-term debt, net of current portion	1,000,000	2,028

Total liabilities	3,031,890	2,727,891

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized - 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized - 20,000,000 shares; issued and outstanding: 8,049,068 shares in 2002 and 8,018,197 shares in 2001	80,491	80,182
Paid-in capital	12,908,133	12,859,098
Retained earnings / accumulated deficit	909,492	(347,236)
Accumulated other comprehensive loss	(635,083)	(843,243)

Total stockholders’ equity	13,263,033	11,748,801

Total liabilities and stockholders’ equity	$16,294,923	$14,476,692

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000

NET SALES	$18,590,509	$17,312,626	$17,381,802
COST OF SALES	8,669,716	7,757,372	8,013,415

Gross profit	9,920,793	9,555,254	9,368,387

OPERATING EXPENSES:
Selling, general, and administrative	6,858,348	6,771,526	6,514,886
Research and development	1,845,706	1,940,207	1,822,643
Impairment loss on long-lived assets	—	722,773	—

Total operating expenses	8,704,054	9,434,506	8,337,529

OPERATING INCOME	1,216,739	120,748	1,030,858
INTEREST EXPENSE	(41,480)	(54,332)	(95,993)
INTEREST INCOME	169,715	132,100	178,079
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS	104,754	(87,247)	(60,516)

INCOME BEFORE INCOME TAX PROVISION	1,449,728	111,269	1,052,428
INCOME TAX PROVISION	193,000	68,000	71,000

NET INCOME	$1,256,728	$43,269	$981,428

BASIC EARNINGS PER SHARE	$0.16	$0.01	$0.13

DILUTED EARNINGS PER SHARE	$0.15	$0.01	$0.12

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME	$1,256,728	$43,269	$981,428
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	196,193	(74,027)	(139,685)
Unrealized gains (losses) on securities	8,745	81,223	(17,278)
Plus: reclassification adjustment for losses included in net income	3,222	8,149	1,748

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	208,160	15,345	(155,215)

COMPREHENSIVE INCOME	$1,464,888	$58,614	$826,213

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Common Stock			Retained	Accumulated
				Earnings	Other
	Number of	Par	Paid-in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income (Loss)	Total

BALANCE AT JANUARY 1, 2000	7,348,677	$73,487	$12,544,005	$(1,371,933)	$(703,373)	$10,542,186

ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS	377,996	3,780	96,653	—	—	100,433
EXERCISE OF COMMON STOCK WARRANTS (Note 6)	12,185	122	(122)	—	—	—
NET INCOME	—	—	—	981,428	—	981,428
OTHER COMPREHENSIVE LOSS	—	—	—	—	(155,215)	(155,215)

BALANCE AT DECEMBER 31, 2000	7,738,858	77,389	12,640,536	(390,505)	(858,588)	11,468,832

ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS	171,275	1,712	219,643	—	—	221,355
EXERCISE OF COMMON STOCK WARRANTS (Note 6)	108,064	1,081	(1,081)	—	—	—
NET INCOME	—	—	—	43,269	—	43,269
OTHER COMPREHENSIVE INCOME	—	—	—	—	15,345	15,345

BALANCE AT DECEMBER 31, 2001	8,018,197	80,182	12,859,098	(347,236)	(843,243)	11,748,801

ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS	42,371	424	69,324	—	—	69,748
COMMON STOCK PURCHASED (Note 6)	(11,500)	(115)	(20,289)	—	—	(20,404)
NET INCOME	—	—	—	1,256,728	—	1,256,728
OTHER COMPREHENSIVE INCOME	—	—	—	—	208,160	208,160

BALANCE AT DECEMBER 31, 2002	8,049,068	$80,491	$12,908,133	$909,492	$(635,083)	$13,263,033

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,256,728	$43,269	$981,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949,296	1,126,280	1,117,462
Impairment loss on long-lived assets	—	722,773	—
Provision for doubtful accounts receivable	(25,423)	101,924	(7,581)
Provision for excess and obsolete inventories	211,886	270,040	200,025
Loss on sales of investments	3,439	8,766	2,914

Change in assets and liabilities, net of foreign currency adjustments:
Accounts receivable	(40,898)	472,683	(92,828)
Inventories	447,164	(1,344,016)	(718,337)
Prepaid expenses and other current assets	(52,305)	101,092	(45,124)
Accounts payable	15,062	(147,520)	(163,556)
Accrued liabilities	69,678	(140,966)	(565,676)
Accrued payroll expenses	196,780	(309,232)	273,692

Total adjustments	1,774,679	861,824	991

Net cash provided by operating activities	3,031,407	905,093	982,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,973,920)	(264,375)	(1,158,934)
Proceeds from sales of investments	908,547	253,745	1,271,368
Purchases of property and equipment	(608,720)	(467,811)	(608,251)
Purchases of intangible assets	(575)	(7,684)	(27,181)
Proceeds from sales of property and equipment	25,243	450	23,942
Proceeds from collection of notes receivable	—	—	35,382

Net cash used in investing activities	(2,649,425)	(485,675)	(463,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(26,692)	(54,147)	(583,369)
Proceeds from issuance of common stock under employee stock purchase plans	69,748	221,355	100,433
Purchases of Hycor common stock	(20,404)	—	—

Net cash provided by financing activities	22,652	167,208	(482,936)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(91,787)	72,944	107,660

INCREASE IN CASH AND CASH EQUIVALENTS	312,847	659,570	143,469
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,354,334	694,764	551,295

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,667,181	$1,354,334	$694,764

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

		2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the year	- interest	$41,502	$76,992	$120,112
	- income taxes	$263,309	$35,116	$73,883

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Years Ended December 31, 2002, 2001, and 2000

NOTE 1: DESCRIPTION OF BUSINESS

Description of Business Hycor Biomedical Inc. (“Hycor” or the “Company”) is engaged in developing, manufacturing, and marketing medical diagnostic products. The Company’s products are primarily used in the clinical laboratory and specialty physician markets in the United States and Europe. The majority of sales are through independent and clinical laboratory distributors.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Hycor Biomedical Inc. and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

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

Investments The Company accounts for investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2002 and 2001, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

Credit Risk Most of the Company’s business activity is with medical products distributors that are primarily located in the United States and Europe. The Company grants normal trade credit to customers without requiring collateral or other security. The Company maintains reserves for potential credit losses, and those losses have been within management’s expectations.

Inventories Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on an estimated forecast of product demand and production requirements. The Company’s losses from disposal of excessive and obsolete inventories have historically been within expectations and the provisions established.

Long-Lived Assets The Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on its consolidated financial statements. No impairment existed as of December 31, 2002.

Property and Equipment Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets’ estimated useful lives that range from 3 to 20 years. Leasehold improvements are amortized over the life of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred. Additions and improvements are capitalized.

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair market value of tangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks, and license fees that are recorded at cost. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In accordance with SFAS No. 142, the goodwill and other intangible assets with indefinite lives that were being amortized over 10 years follow the non-amortization approach beginning January 1, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from 5 to 17 years (see Notes 9 and 12).

Other Assets Other assets consist primarily of long-term deposits.

Comprehensive Income Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, foreign currency translation adjustments and unrealized gains or losses on marketable securities. The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,

	2002	2001

Unrealized gain on investments	$77,563	$65,596
Equity adjustment from foreign currency translation	(712,646)	(908,839)

	$(635,083)	$(843,243)

Stock-Based Compensation The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Earnings Per Share (“EPS”) Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method. The number of shares used in computing earnings per share is as follows:

	2002	2001	2000

Weighted-average number of shares outstanding	8,034,785	7,936,392	7,494,868
Common stock equivalents	299,760	314,510	503,813

	8,334,545	8,250,902	7,998,681

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

Reclassifications Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after September 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 but expects that they will not have a material impact on its consolidated financial statements upon adoption.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on its consolidated financial statements upon adoption.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The adoption of SFAS 148 will not have a material adverse impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial statements upon adoption since the Company currently has no variable interest entities.

NOTE 3: INVESTMENTS

     Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within one to six years. As of December 31, 2002, such investments cost and fair value were $3,705,007 and $3,791,188, respectively. As of December 31, 2001, the cost and fair value were $1,657,703 and $1,728,236, respectively.

     Gross unrealized holding gains included in accumulated other comprehensive income at December 31, 2002 and 2001, were $106,960 and $75,875, offset by unrealized holding losses of $20,779 and $5,342, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. During 2002, the Company sold investments with an aggregate book value of $911,986 for total cash proceeds of $908,547, resulting in a net realized loss of $3,439. During 2001, the Company sold investments with an aggregate book value of $262,511 for total cash proceeds of $253,745, resulting in a net realized loss of $8,766.

NOTE 4: INVENTORIES

Inventories at December 31, 2002 and 2001 consisted of:

	2002	2001

Raw materials	$1,232,950	$1,572,660
Work-in-process	2,109,407	1,899,628
Finished goods	1,899,627	2,269,780

	$5,241,984	$5,742,068

NOTE 5: LONG-TERM DEBT

     The Company has a line of credit that provides for borrowings up to $2,000,000 and expires on July 1, 2004. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At December 31, 2002, $1,000,000 was outstanding. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2% (3.9% at December 31, 2002).

     The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 2002 the Company was in compliance with such covenants.

     In addition, the Company has debt, payable to financial institutions, aggregating $2,028 with an interest rate of 8.9% at December 31, 2002.

NOTE 6: STOCKHOLDERS’ EQUITY

     Through December 31, 2001, 146,500 warrants were exercised for which the Company issued 120,249 shares of common stock, net of 26,251 shares surrendered in payment of the exercise price. During the year ended December 31, 2002, 3,500 warrants expired unexercised and as of December 31, 2002, there were no warrants to purchase shares of the Company’s common stock outstanding.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2002, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404.

NOTE 7: INCOME TAXES

The income tax provision consists of the following:

	2002	2001	2000

Current:
Federal	$167,000	$35,000	$10,000
State	16,000	13,000	50,000
Foreign	10,000	20,000	11,000

Total	193,000	68,000	71,000
Deferred:
Federal	(428,000)	624,000	404,000
State	(24,000)	(106,000)	81,000
Foreign	304,000	(390,000)	(182,000)
Change in Valuation Allowance	148,000	(128,000)	(303,000)

Total	—	—	—
	$193,000	$68,000	$71,000

     A reconciliation of the Company’s effective tax rate compared to the federal statutory tax rate is as follows:

	2002	2001	2000

Provision computed at federal statutory rate	$493,000	$38,000	$358,000
Increase (decrease) resulting from:
State taxes, net	11,000	9,000	33,000
Research and development credits	(23,000)	(60,000)	(16,000)
Intangibles	3,000	11,000	14,000
Meals and entertainment	7,000	8,000	11,000
Foreign Rate Differential	(174,000)	—	—
Other	—	13,000	(26,000)
Valuation allowance	(124,000)	49,000	(303,000)

	$193,000	$68,000	$71,000

     The components of the Company’s deferred income tax benefit as of December 31, 2002 and 2001, are as follows:

	2002	2001

Allowance for doubtful accounts	$22,000	$53,000
Inventory reserves	409,000	430,000
Depreciation	108,000	88,000
Accrued payroll	59,000	136,000
Tax credits	966,000	1,005,000
Net operating loss carryforwards	1,465,000	1,624,000
Deferred state taxes	6,000	4,000
Unrealized foreign exchange gain	(65,000)	(65,000)
Research and Development Amortization	346,000	—
Foreign Goodwill and Organization Cost Amortization	73,000	—
Other	114,000	80,000

Subtotal	3,503,000	3,355,000
Valuation allowance	(3,503,000)	(3,355,000)

Total	$—	$—

     The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to SFAS No. 109, “Accounting for Income Taxes”. The Company has determined that a valuation allowance for the entire net deferred tax asset is required due to circumstances that lead management to believe that the realization of deferred tax assets is not likely.

     As of December 31, 2002, the Company has approximately $1.2 million of federal net operating loss carryforwards. Utilization of a portion of the federal net operating losses has been limited, due to a change in ownership, to approximately $100,000 per year by Internal Revenue Code Section 382, with the remainder expiring on an annual basis through 2018. In addition, the Company has foreign net operating loss carryforwards of approximately $3.0 million, which have no expiration.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Option Plans On February 23, 2001 the Board of Directors adopted the Hycor Biomedical Inc. 2001 Incentive Stock Option Plan (“2001 ISOP”) under which up to 1,000,000 shares could be issued upon exercise of options granted under the plan.

     At December 31, 2002, the Company had reserved 1,696,125 shares of common stock for issuance to employees and directors under the 2001 ISOP and three predecessor stock option plans. Options are generally granted at fair market value and become exercisable over a four-year period. These options generally expire 10 years from the date of grant. At December 31, 2002, 736,000 shares were available for grant under all shareholder-approved plans.

Option activity under the plans is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2000	1,288,000	$3.08
Granted (weighted-average fair value of $3.85)	78,000	4.97
Exercised	(569,625)	3.52
Canceled	(13,500)	4.46

Outstanding, December 31, 2000 (253,500 exercisable at a weighted-average price of $3.39)	782,875	2.93
Granted (weighted-average fair value of $5.63)	60,000	7.19
Exercised	(190,375)	2.66
Canceled	(34,125)	3.32

Outstanding, December 31, 2001 (342,375 exercisable at a weighted-average price of $3.46)	618,375	3.40
Granted (weighted-average fair value of $1.53)	453,000	2.07
Exercised	(7,750)	1.61
Canceled	(103,500)	4.93

Outstanding, December 31, 2002	960,125	$2.62

Additional information regarding options outstanding as of December 31, 2002, is as follows:

		Options Outstanding		Options Exercisable

		Weighted-Avg.	Weighted-		Weighted-
		Remaining	Avg.		Avg.
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$1.00 to 1.94	283,625	5.9	$1.60	256,125	$1.61
2.00 to 2.00	461,000	8.8	2.00	52,000	2.00
3.00 to 4.69	135,500	4.5	4.34	96,500	4.56
6.13 to 7.65	80,000	8.0	6.89	32,000	6.70

$1.00 to 7.65	960,125	7.3	$2.62	436,625	$2.68

Stock Purchase Plan The Company has reserved 249,710 shares of its common stock for issuance to employees under two employee stock purchase plans. The plans allow eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three- or six-month offer period, subject to an annual limitation.

     The Company’s 1988 Employee Stock Purchase Plan terminated during the year 2001 and there are no shares reserved for future issuance under this plan. Stock issued under this plan was 7,255 and 53,751 shares in 2001 and 2000 at weighted-average prices of $1.49 and $1.12, respectively.

     On February 25, 2000, the Board of Directors adopted the Hycor Biomedical Inc. 2000 Employee Stock Purchase Plan (“2000 ESPP”) under which up to 300,000 shares could be sold to the employees. The Company has 249,710 shares reserved for future issuance under its 2000 ESPP. Stock issued under this plan was 34,621 and 11,373 shares in 2002 and 2001 at the weighted-average price of $1.66 and $4.25, respectively.

Additional Stock Plan Information The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

     SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life, 72 months; stock volatility, 88% in 2002, 93% in 2001, and 89% in 2000; risk-free interest rates, 2.8% in 2002, 5.0% in 2001, and 6.2% in 2000; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 2002, 2001, and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	2002	2001	2000

Net income as reported	$1,256,728	$43,269	$981,428
Stock-based compensation expense, net of tax effect	194,451	125,379	110,011

Pro forma net income (loss)	$1,062,277	$(82,110)	$871,417
Pro forma basic income (loss) per share	$0.13	$(0.01)	$0.12
Pro forma diluted income (loss) per share	$0.13	$(0.01)	$0.11

401(k) Plan The Company has established a profit sharing plan under Internal Revenue Code Section 401(k). The 401(k) plan allows employees to contribute up to 15% of their salary to the plan. The Company matches 50% of the first 2% of an employee’s contribution and 100% of the next 1% of contribution. Compensation expense related to these plans was $159,807, $166, 382, and $162,277 in 2002, 2001, and 2000, respectively.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

		December 31, 2002			December 31, 2001

	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

NON-AMORTIZING Goodwill		$156,338	—	$156,338	$295,140	$138,802	$156,338

AMORTIZING Patents and other	(6-17)	206,873	154,660	52,213	206,298	139,533	66,765

     Aggregate amortization expense on intangible assets was approximately $15,127 and $54,062 for the periods ended December 31, 2002 and 2001, respectively. Amortization expense in each of the next five fiscal years is expected to be incurred as follows:

Year	Amount

2003	$10,680
2004	10,042
2005	8,442
2006	7,482
2007	5,631
Thereafter	9,936

$52,213

     In accordance with SFAS No. 142, the Company has completed the transitional impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2002.

     The following summarizes what net income would have been had the non-amortization provisions of SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes:

	Year Ended December 31,

	2002	2001	2000

Reported net income	$1,256,728	$43,269	$981,428
Goodwill amortization	—	131,979	138,599

Adjusted net income	$1,256,728	$175,248	$1,120,027

Basic earnings per share:
Reported net income	$0.16	$0.01	$0.13
Goodwill amortization	—	0.01	0.02

Adjusted basic earnings per share	$0.16	$0.02	$0.15

Diluted earnings per share:
Reported net income	$0.15	$0.01	$0.12
Goodwill amortization	—	0.01	0.02

Adjusted diluted earnings per share	$0.15	$0.02	$0.14

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases The Company leases office, laboratory, and warehouse space and laboratory equipment under non-cancelable operating leases. Rental expense under operating leases for the years ended December 31, 2002, 2001, and 2000 was approximately $768,000, $736,000, and $692,000, respectively.

     Future annual minimum lease payments under the noncancelable operating leases as of December 31, 2002 are as follows:

Year	Amount

2003	$755,000
2004	755,000
2005	670,000
2006	615,000
2007	534,000

$3,329,000

Indemnification and Guarantees The Company has entered into employment contracts with each of the Company’s officers. These contracts generally provide for severance benefits if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide for certain protections in the event of such a change in control. These protections include the extension of employment contracts and the payment of certain severance benefits upon the termination of employment following a change in control.

Other Commitments The Company has entered into a long-term product manufacturing and sales agreement (“the Supply Agreement”) with an equipment manufacturer located in Europe. The Supply Agreement provides for the European manufacturer to supply and the Company to purchase certain minimum levels of HY-TEC instruments. At December 31, 2002, the approximate future minimum payment under the Supply Agreement is $280,000 for 2003.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $550,000 for 2003.

NOTE 11: SEGMENT INFORMATION

     The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical diagnostic products with a focus on clinical immunology testing and urinalysis products. While the Company offers a wide range of items for sale, most are manufactured at common production facilities. In addition, the Company’s products are marketed through a common sales organization and are sold to a similar customer base made up primarily of clinical laboratories and specialty physician offices.

     The Company sells its products primarily through distributors. Sales to the Company’s two largest distributors accounted for 18% and 16% of net product sales in 2002; 22% and 13% in 2001; and 20% and 12% in 2000. The account receivable balances for these two distributors were approximately $414,000 and $528,000 in 2002 and $470,000 and $252,000 in 2001, respectively. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s financial condition and results of operations.

     In addition to its United States operations, the Company has subsidiaries in Scotland and Germany. Information about the Company’s products and operations in different geographic locations is shown below.

(In Thousands)
Revenues by Product Line:	2002	%	2001	%	2000	%

Urinalysis	$9,634	52%	$9,607	55%	$9,188	53%
Clinical Immunology	7,977	43%	6,560	38%	6,745	39%
Other	980	5%	1,146	7%	1,449	8%

	$18,591	100%	$17,313	100%	$17,382	100%

Geographical Information:	2002	%	2001	%	2000	%

Revenues (a)
United States	$13,928	75%	$13,147	76%	$12,916	74%
Foreign:
Germany	3,002	16%	2,443	14%	2,745	16%
Scotland	1,661	9%	1,723	10%	1,721	10%

Subtotal-Foreign	4,663	25%	4,166	24%	4,466	26%

Total Revenues	$18,591	100%	$17,313	100%	$17,382	100%

(a)	=	Revenues are allocated to countries based on the source of the product.

Long-Lived Assets (Net):	2002	2001

United States	$2,054	$2,297
Foreign:
Germany	344	391
Other Europe	125	134

Subtotal-Foreign	469	525

Total Long-Lived Assets	$2,523	$2,822

Deferred Tax Assets:	2002	2001

United States	$2,477	$2,025
Foreign:
Germany	1,083	1,087
Other Europe	(57)	243

Subtotal-Foreign	1,026	1,330

Subtotal	3,503	3,355
Valuation Allowance	(3,503)	(3,355)

Total Deferred Tax Assets	$—	$—

NOTE 12: IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     In 1994, the Company acquired Melja Diagnostik, GmbH and recorded total goodwill resulting from the acquisition of approximately $1,900,000. Significant changes in both German reimbursement rates and the value of the U.S. dollar versus the Euro have caused declining operating results. In the fourth quarter of 2001, the goodwill related to this acquisition was determined to be impaired. Impairment of goodwill was determined based on the Company’s expected inability to generate positive future operating cash flows to support the recorded value of goodwill. The Company recorded a non-cash charge of $723,000 that eliminates all remaining goodwill related to this acquisition.

NOTE 13: SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal year 2002 are as follows:

Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$4,571,509	$4,694,184	$4,508,657	$4,816,159
Gross profit	2,346,472	2,558,009	2,424,845	2,591,467
Net income	252,584	408,343	331,858	263,943
Basic net income per share	0.03	0.05	0.04	0.03
Diluted net income per share	0.03	0.05	0.04	0.03

Summarized quarterly financial data for fiscal year 2001 are as follows:

Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$4,362,777	$4,289,547	$4,208,616	$4,451,686
Gross profit	2,357,987	2,391,074	2,287,413	2,518,780
Net income (loss)	147,670	165,766	146,941	(417,108)
Basic net income (loss) per share	0.02	0.02	0.02	(0.05)
Diluted net income (loss) per share	0.02	0.02	0.02	(0.05)

PART III

     Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is included under the captions “Election of Directors,” “Executive Officers,” and “Executive Compensation - Compliance with Section 16(a) of the Exchange Act” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

     Item 11. Executive Compensation

     The information required by this item is included under the caption “Executive Compensation” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference; provided, however, that the Compensation Committee Report on Executive Compensation and the Performance Graph (i) shall not be deemed incorporated by reference in this Annual Report on Form 10-K and (ii) shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is included under the caption “Stock Ownership of Management and Certain Beneficial Owners” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None

     Item 14. Control and Procedures

     Within the 90 days prior to the date of this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in the factors that could significantly affect its internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

1. Financial Statements

Page Number

Independent Auditors’ Report	20
Consolidated Balance Sheets as of December 31, 2002 and 2001	21-22
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000	23
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	24
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	25-26
Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000	27-40

2. Financial Statement Schedule

The following financial schedule is filed as part of this Report:

Schedule		Page
Number	Description	Number

II	Valuation and Qualifying Accounts	S-1

Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits

The Exhibit Index on page 47 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hycor Biomedical Inc. (Registrant)
Date: 3/28/03	By:	/s/ J. David Tholen J. David Tholen President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 3/28/03	By:	/s/ J. David Tholen J. David Tholen President and Chief Executive Officer

Date: 3/28/03	By:	/s/ Samuel D. Anderson Samuel D. Anderson Chairman

Date: 3/28/03	By:	/s/ David S. Gordon David S. Gordon Director

Date: 3/28/03	By:	/s/ Reginald P. Jones Reginald P. Jones Senior Vice President, Chief Financial Officer

Date: 3/28/03	By:	/s/ James R. Phelps James R. Phelps Director

Date: 3/28/03	By:	/s/ Richard E. Schmidt Richard E. Schmidt Director

Date: 3/28/03	By:	/s/ Armando Correa Armando Correa Director, Finance and Principal Accounting Officer

Certifications Persuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. David Tholen, certify that:

1. I have reviewed this annual report on form 10-K of Hycor Biomedical Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ J. David Tholen J. David Tholen President and Chief Executive Officer

I, Reginald P. Jones, certify that:

1. I have reviewed this annual report on form 10-K of Hycor Biomedical Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Reginald P. Jones Reginald P. Jones Senior Vice President and Chief Financial Officer

Schedule II

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts receivable
2000	335,064	(7,581)	189,275	138,208
2001	138,208	101,924	56,104	184,028
2002	184,028	(25,423)	68,007	90,598
Allowance for excess, obsolete, and short-dated inventories
2000	1,272,039	200,025	386,152	1,085,912
2001	1,085,912	270,040	162,682	1,193,270
2002	1,193,270	211,886	252,941	1,152,215

S - 1

Exhibit Index

3(1).	Restated Certificate of Incorporation of Hycor Biomedical Inc., previously filed with the Secretary of State of Delaware on December 29, 1993, previously filed as Exhibit 3(1). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3(2).	By-Laws of Hycor Biomedical Inc. as amended, previously filed as Exhibit 3(2). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

     Material Contracts — Relating to Management Compensation Plans or Arrangements

10(1).	Employment Agreement of J. David Tholen, dated June12, 2002, previously filed as Exhibit 10(2). to the Company’s 10-Q for June 2002, and incorporated herein by reference.

10(2).	Employment Agreement of Mary Jo Deal, dated September 1, 1997, previously filed as Exhibit 10(2). to the Company’s 10-Q for September 1997, and incorporated herein by reference.

10(3).	Employment Agreement of Reginald P. Jones, dated April 30, 2000, previously filed as Exhibit 10(3). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10(4).	Employment Agreement of Nelson F. Thune, dated June 20, 1997, previously filed as Exhibit 10(5). to the Company’s 10-Q for September 1997, and incorporated herein by reference.

10(5).	Employment Agreement of David Davoudzadeh dated October 22, 2002.

10(6).	Long Term Executive Incentive Plan — 1988, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-43280) and incorporated herein by reference.

10(7).	1992 Incentive Stock Option Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-63800), and incorporated herein by reference.

10(8).	Nonqualified Stock Option Plan for Non-Employee Directors, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-63798), and incorporated herein by reference.

10(9).	Nonqualified Stock Option Plan for Non-Employee Directors, as amended, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 333-45102), and incorporated herein by reference.

10(10).	2000 Employee Stock Purchase Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 333-45110), and incorporated herein by reference.

10(11).	2001 Incentive Stock Option Plan, previously filed as Exhibit 10(13). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

     Other Material Contracts

10(12).	Lease Agreement for the Company’s Garden Grove, California facility dated December 1, 1990, previously filed as Exhibit 10(8). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10(13).	Lease agreement for the Company’s Kassel, Germany facility, dated January 13, 1994, previously filed as Exhibit 10(26). to the Company’s Annual Report on 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

10(14).	Business Loan Agreement between Hycor Biomedical Inc. and United California Bank, dated May 7, 2002, previously filed as Exhibit 10.1 to the Company’s 10-Q for June 30, 2002, and incorporated herein by reference.

21.	Subsidiaries of Hycor Biomedical Inc.

23.	Consent of Deloitte & Touche LLP, dated March 28, 2003.

99(1).**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(2).**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.