Form 10-Q
period 2003-03-31
HYCOR BIOMEDICAL INC /DE/
filed 2003-05-15
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2003

Common Stock, $.01 Par Value	8,062,193

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HYCOR BIOMEDICAL INC. AND SUBSIDIARI ES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,349,151	$1,667,181
Investments	3,832,249	3,791,188
Accounts receivable, net of allowance for doubtful accounts of $96,575 (2003) and $90,598 (2002)	2,623,628	2,785,556
Inventories	4,876,580	5,241,984
Prepaid expenses and other current assets	274,152	286,268

Total current assets	12,955,760	13,772,177

PROPERTY AND EQUIPMENT, at cost	10,066,271	9,895,589
Less accumulated depreciation and amortization	(7,881,735)	(7,617,573)

Property and equipment, net	2,184,536	2,278,016
GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of Accumulated amortization of $156,825 (2003) and $154,660 (2002)	86,228	88,392

Total assets	$15,382,862	$16,294,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$568,939	$461,317
Accrued liabilities	612,353	678,196
Accrued payroll expenses	550,247	890,349
Current portion of long-term debt	—	2,028

Total current liabilities	1,731,539	2,031,890

Long-term debt, net of current portion	—	1,000,000

Total Liabilities	1,731,539	3,031,890
STOCKHOLDERS’ EQUITY:
Common stock	80,622	80,491
Paid-in capital	12,931,758	12,908,133
Retained earnings	1,240,630	909,492
Accumulated other comprehensive loss	(601,687)	(635,083)

Total stockholders’ equity	13,651,323	13,263,033

Total liabilities and stockholders’ equity	$15,382,862	$16,294,923

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

NET SALES	$4,877,566	$4,571,509
COST OF SALES	2,332,717	2,225,037

Gross profit	2,544,849	2,346,472
OPERATING EXPENSES:
Selling, general, and administrative	1,707,935	1,483,951
Research and development	542,641	584,533

Total operating expenses	2,250,576	2,068,484

OPERATING INCOME	294,273	277,988
INTEREST EXPENSE	(3,231)	(10,475)
INTEREST INCOME	46,848	33,045
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS	36,648	(4,230)

INCOME BEFORE INCOME TAX PROVISION	374,538	296,328
INCOME TAX PROVISION	43,400	43,744

NET INCOME	$331,138	$252,584

BASIC EARNINGS PER SHARE	$0.04	$0.03

DILUTED EARNINGS PER SHARE	$0.04	$0.03

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,049,068	8,024,687

Diluted	8,160,998	8,229,876

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME	$331,138	$252,584
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustments	14,260	(56,461)
Unrealized gains (losses) on securities	19,401	(56,382)
Plus: reclassification adjustment for (gains) losses included in net income	(265)	4,192

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	33,396	(108,651)

COMPREHENSIVE INCOME	$364,534	$143,933

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$331,138	$252,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,683	225,043
Provision for doubtful accounts receivable	12,271	5,413
Provision for excess and obsolete inventories	113,373	122,490
(Gain) Loss on sales of investments	(312)	4,521
Change in assets and liabilities, net of effects of foreign currency adjustments
Accounts receivable	169,786	(104,108)
Inventories	277,418	229,198
Prepaid expenses and other current assets	2,285	(87,406)
Accounts payable	107,260	(16,881)
Accrued liabilities	(68,387)	68,044
Accrued payroll expenses	(341,180)	(194,522)

Total adjustments	496,197	251,792

Net cash provided by operating activities	827,335	504,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(42,145)	(298,700)
Proceeds from sales of investments	20,030	276,895
Purchases of property and equipment	(107,881)	(153,723)
Other	—	(453)

Net cash used in investing activities	(129,996)	(175,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,002,028)	(10,285)
Proceeds from issuance of common stock	23,756	17,484

Net cash (used in) provided by financing activities	(978,272)	7,199

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37,097)	(10,887)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(318,030)	324,707
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,667,181	1,354,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,349,151	$1,679,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period – interest	$3,224	$10,596
- income taxes	$3,535	$30,383

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.       Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of its operations and the cash flows for the three-month periods ended March 31, 2003 and 2002.

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method.

2.       Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed fair values of the 2003 and 2002, stock awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net Income:
Net income, as reported	$331,138	$252,584
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52,119)	(31,754)

Pro forma net income	$279,019	$220,830

Earnings per Common Share:
Basic – as reported	$0.04	$0.03
Basic – pro forma	$0.03	$0.03
Diluted – as reported	$0.04	$0.03
Diluted – pro forma	$0.03	$0.03

3.       Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at March 31, 2003 and December 31, 2002 consist of:

	3/31/03	12/31/02

Raw materials	$1,107,536	$1,232,950
Work in process	2,057,984	2,109,407
Finished goods	1,711,060	1,899,627

	$4,876,580	$5,241,984

4.       Long Term Debt

The Company has available a $2,000,000 line of credit with a maturity date of July 1, 2004. Advances under the line of credit are collateralized by the Company’s accounts receivable, inventories, and property and equipment and bear interest at the prime rate or at LIBOR plus 2%.

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. During the quarter ended March 31, 2003, the Company paid the outstanding balance of $1,000,000 on this line of credit.

5.       Indemnification and Guarantees

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

6.       New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the provisions of FIN 45 as of January 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial statements since the Company currently has no variable interest entities.

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

Deferred Taxes

     The Company’s deferred taxes relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of March 31, 2003, the Company had recorded a 100% valuation allowance on its net deferred assets. To the extent that it becomes more likely than not that the deferred assets would be realized, the Company would be required to reverse all or a portion of the valuation allowance. Reducing the amount of valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change.

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

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 6 to the Consolidated Financial Statements for the period ended March 31, 2003, which note is incorporated herein by this reference and is included as part of “Item 1., Financial Statements and Supplementary Data”, to this Form 10-Q.

Financial Condition and Liquidity

     As of March 31, 2003, the Company decreased its working capital approximately $516,000 when compared to December 31, 2002. This decrease was the result of profitable operations offset by the payment of $1,000,000 on the outstanding balance of the Company’s line of credit.

     During the three-month periods ended March 31, 2003 and 2002, total capital expenditures were approximately $108,000 and $154,000, respectively. Capital spending during the three-month periods ended March 31, 2003 and 2002 included approximately $5,000 and $105,000 for reagent rental equipment and $65,000 and $21,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. For fiscal 2003, the Company currently anticipates capital spending on property and equipment to be in the range of $500,000 to $600,000.

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

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $1,033,000 for 2003.

     The following table summarizes the approximate future minimum payments under the above contractual obligations for the twelve-month periods as from March 31, 2003:

	Payment Due by Period

		Less than	1–3	4–5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years

Operating Leases	$3,207,000	$784,000	$1,431,000	$992,000	—
The Supply Agreement	231,000	231,000	—	—	—
Other Purchase Commitments	1,033,000	1,033,000	—	—	—

Total Capital Commitments	$4,471,000	$2,048,000	$1,431,000	$992,000	—

     Current working capital and expected funds generated from future operating results are expected to be sufficient to satisfy these capital commitments and the needs of operations for the foreseeable future.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of March 31, 2003, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404.

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

Results of Operations

     During the three-month period ended March 31, 2003, sales increased approximately $306,000 or 6.7% compared to the same period last year. Sales of urinalysis and clinical immunology product lines increased $297,000 or 6.8%, while sales of other products increased $9,000 or 4.0%, when compared to the same period last year. The increase in sales was primarily the result of increased sales in the allergy product line due to increased volumes with pre-existing long-term accounts and increasing purchasing activity from additional HY-TEC placements in clinical laboratories within the last 12 months.

     Sales in the first quarter 2003 were also affected by the weakening dollar resulting in a positive foreign currency translation impact to foreign sales of approximately 15.6%. This resulted in an increase to consolidated reported sales of approximately $174,000 or 3.6% when compared to 2002. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales increased for the three-month period ended March 31, 2003 to approximately 52.2% from 51.3% for the same period last year. This increase was due primarily to changes in the product sales mix.

     Selling, general and administrative expenses increased for the three-month period ended March 31, 2003 approximately $224,000 or 15.1% when compared to the same period last year (35.0% of net sales in 2003 versus 32.5% of net sales in 2002). This increase was due in part to increases in legal and consulting expenses related to the implementation of the reporting requirements as specified in the Sarbanes-Oxley Act of 2002 and, to an increase in sales support costs related to field sales activities in the US market. In addition, an unfavorable foreign exchange impact caused an increase in reported expenses of approximately $60,000.

     Research and development costs decreased for the three-month period ended March 31, 2003 approximately $42,000 or 7.2% (11.1% of net sales in 2003 versus 12.8% of net sales in 2002).

Included in the expenses for the first quarter of 2002 were the costs related to the termination of the prior Vice President of Research and Development of approximately $165,000. This decrease was partially offset by increased expenses in 2003 for ongoing development projects with the Company’s Allergy product line and recruitment expenses related to the hiring of a new Vice President of Research and Development.

     The tax provision for the three-month periods ended March 31, 2003 and 2002 reflects the provision for estimated federal, state, and foreign liabilities. The Company’s effective tax rate differs from the statutory rate primarily due to a foreign tax rate differential and a reduction in the valuation allowance due to the utilization of net operating loss carryforwards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents and investments. At March 31, 2003, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Foreign Currency

     The Company’s international sales expose it to foreign currency risk in the ordinary course of its business. For the three-month periods ended March 31, 2003 and 2002, the percentage of the Company’s net sales generated by the Company’s foreign subsidiaries (“Foreign Subs”) were approximately 22.8% and 22.8%, respectively. The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs’ sales as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. For the three-month period ended March 31, 2003, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $174,000 or 3.6%, when compared to the same periods in 2002.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At March 31,

2003 the accumulated other comprehensive loss was approximately ($602,000) which included the cumulative effect of foreign currency translation adjustments of approximately ($698,000).

Interest Rates

     Advances under the Company’s line of credit bear interest at the prime rate or at LIBOR plus 2%. During the quarter ended March 31, 2003, the applicable interest rate was 3.87%. At March 31, 2003, the Company had no outstanding advances under the line of credit.

     The Company’s cash and equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. The Company limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at March 31, 2003, the Company believes that a 10% rise or fall in interest rates would have no material impact.

     The Company’s interest income on longer-term investments is dependent on the interest rate attributable primarily to the debt securities purchased by the Company. Since the Company generally holds these securities to maturity, changes in interest rates are not expected to have a material impact on the value of the Company’s portfolio.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

HYCOR BIOMEDICAL INC.

Date: May 13, 2003	By:	/s/ Armando Correa

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

Date: May 13, 2003	By:	/s/ J. David Tholen

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

Date: May 13, 2003	By:	/s/ Reginald P. Jones

Reginald P. Jones Senior Vice President and Chief Financial Officer

Exhibit List

Exhibit No.	Name of Exhibit

99.1 **	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 **	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.