Form 10-Q
period 2003-06-30
HYCOR BIOMEDICAL INC /DE/
filed 2003-08-13
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2003

Common Stock, $.01 Par Value	8,077,839

Hycor Biomedical Inc.
Index

Note: Items 1, 2 and 3 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,836,907	$1,667,181
Investments	3,932,162	3,791,188
Accounts receivable, net of allowance for doubtful accounts of $76,224 (2003) and $90,598 (2002)	2,775,978	2,785,556
Inventories	4,835,093	5,241,984
Prepaid expenses and other current assets	292,248	286,268

Total current assets	13,672,388	13,772,177

PROPERTY AND EQUIPMENT, at cost	10,266,051	9,895,589
Less accumulated depreciation and amortization	(8,156,482)	(7,617,573)

Property and equipment, net	2,109,569	2,278,016
GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of
Accumulated amortization of $158,955 (2003) and $154,660 (2002)	84,217	88,392

Total assets	$16,022,512	$16,294,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$446,223	$461,317
Accrued liabilities	974,530	678,196
Accrued payroll expenses	589,096	890,349
Current portion of long-term debt	—	2,028

Total current liabilities	2,009,849	2,031,890

Long-term debt, net of current portion	—	1,000,000

Total Liabilities	2,009,849	3,031,890
STOCKHOLDERS’ EQUITY:
Common stock	80,778	80,491
Paid-in capital	12,959,092	12,908,133
Retained earnings	1,457,644	909,492
Accumulated other comprehensive loss	(484,851)	(635,083)

Total stockholders’ equity	14,012,663	13,263,033

Total liabilities and stockholders’ equity	$16,022,512	$16,294,923

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET SALES	$4,980,793	$4,694,184	$9,858,359	$9,265,693
COST OF SALES	2,217,741	2,136,175	4,550,458	4,361,212

Gross profit	2,763,052	2,558,009	5,307,901	4,904,481
OPERATING EXPENSES:
Selling, general, and administrative	2,049,605	1,720,779	3,757,540	3,204,730
Research and development	563,704	434,564	1,106,345	1,019,097

Total operating expenses	2,613,309	2,155,343	4,863,885	4,223,827

OPERATING INCOME	149,743	402,666	444,016	680,654
INTEREST EXPENSE	693	10,741	3,924	21,216
INTEREST INCOME	52,927	37,456	99,775	70,501
GAIN ON FOREIGN CURRENCY TRANSACTIONS	31,894	25,618	68,542	21,388

INCOME BEFORE INCOME TAX PROVISION	233,871	454,999	608,409	751,327
INCOME TAX PROVISION	16,857	46,656	60,257	90,400

NET INCOME	$217,014	$408,343	$548,152	$660,927

BASIC EARNINGS PER SHARE	$0.03	$0.05	$0.07	$0.08

DILUTED EARNINGS PER SHARE	$0.03	$0.05	$0.07	$0.08

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,062,360	8,028,099	8,055,714	8,026,393

Diluted	8,457,171	8,359,324	8,345,672	8,413,553

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$217,014	$408,343	$548,152	$660,927
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	84,724	231,286	98,984	174,825
Unrealized gains (losses) on securities	31,852	33,270	51,253	(23,112)
Plus: reclassification adjustment for losses (gains) included in net income	260	(341)	(5)	3,851

OTHER COMPREHENSIVE INCOME, NET OF TAX	116,836	264,215	150,232	155,564

COMPREHENSIVE INCOME	$333,850	$672,558	$698,384	$816,491

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548,152	$660,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443,366	458,940
Provision for doubtful accounts receivable	—	20,566
Provision for excess and obsolete inventories	97,669	198,137
Loss on sales of investments	—	4,139
Gain on sales of property and equipment	—	(9,102)
Change in assets and liabilities, net of effects of foreign currency adjustments
Accounts receivable	80,729	(98,737)
Inventories	386,689	248,534
Prepaid expenses and other current assets	(20,026)	(116,579)
Accounts payable	(24,178)	53,250
Accrued liabilities	291,395	167,913
Accrued payroll expenses	(305,688)	(163,330)

Total adjustments	949,956	763,731

Net cash provided by operating activities	1,498,108	1,424,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(232,753)	(1,361,231)
Proceeds from sales of investments	138,348	295,198
Purchases of property and equipment	(220,991)	(342,485)
Proceeds from sales of property and equipment	—	21,050
Other	122	(575)

Net cash used in investing activities	(315,274)	(1,388,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,002,028)	(20,264)
Proceeds from issuance of common stock	51,246	40,581

Net cash (used in) provided by financing activities	(950,782)	20,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(62,326)	(22,644)

INCREASE IN CASH AND CASH EQUIVALENTS	169,726	34,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,667,181	1,354,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,836,907	$1,388,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period – interest	$3,944	$21,330
– income taxes	$8,044	$42,971

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.	Basis of Presentation

In the opinion of Hycor Biomedical Inc. and its subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, and for the cash flows for the six-month periods ended June 30, 2003 and 2002, respectively.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed fair values of the 2003 and 2002, stock awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net Income:
Net income, as reported	$217,014	$408,343	$548,152	$660,927
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53,500)	(51,815)	(105,602)	(83,577)

Pro forma net income	$163,514	$356,528	$442,550	$577,350

Earnings per Common Share:
Basic – as reported	$0.03	$0.05	$0.07	$0.08
Basic – pro forma	$0.02	$0.04	$0.05	$0.07
Diluted – as reported	$0.03	$0.05	$0.07	$0.08
Diluted – pro forma	$0.02	$0.04	$0.05	$0.07

3.	Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at June 30, 2003 and December 31, 2002 consist of:

	6/30/03	12/31/02

Raw materials	$1,044,872	$1,232,950
Work in process	2,002,341	2,109,407
Finished goods	1,787,880	1,899,627

	$4,835,093	$5,241,984

4.	Long Term Debt

The Company has available a $2,000,000 line of credit with a maturity date of July 1, 2004. Advances under the line of credit are collateralized by the Company’s accounts receivable, inventories, and property and equipment and bear interest at the prime rate or at LIBOR plus 2%.

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 2003, the Company was in compliance with such covenants. During the quarter ended June 30, 2003, the Company did not have any amounts outstanding under this line of credit.

5.	Other Commitments and Contingencies

The Company has entered into employment contracts with each of the Company’s five officers. These contracts generally provide for severance benefits if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide four of the officers with certain protections in the event of such a change in control. Two of the contracts provide certain benefits in the event of a change of control only and two of the contracts provide certain benefits in the event of a change of control and the occurrence of other specified contingencies.

6.	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the provisions of FIN 45 as of January 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

7.	Subsequent Event

On July 24, 2003, the Company announced the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Stratagene Holding Corporation, a Delaware corporation, SHC Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Stratagene Holding Corporation, and the Company. Pursuant to the Merger Agreement, Stratagene Holding Corporation would acquire all of the outstanding shares of the Company through a merger between SHC Acquisition Sub and the Company, with the Company as the surviving corporation. The Company would become a wholly-owned subsidiary of Stratagene Holding Corporation. Pursuant to the Merger Agreement, the Company’s stockholders would receive 0.6158 Stratagene Holding Corporation Shares in exchange for each share of the Company, plus cash for any fractional shares. The closing of the transaction is subject to closing conditions, including, but not limited to, the parties obtaining the necessary regulatory and shareholder approvals. The Company currently expects that the proposed transaction will be recognized as a tax-free reorganization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     This section and this entire report contains forward-looking statements and include assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties, and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. The Company intends that all forward-looking statements be subject to the “safe-harbor” provisions contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Execution of Agreement

     On July 24, 2003, the Company announced the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Stratagene Holding Corporation, a Delaware corporation, SHC Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of

Stratagene Holding Corporation, and the Company. Pursuant to the Merger Agreement, Stratagene Holding Corporation would acquire all of the outstanding shares of the Company through a merger between SHC Acquisition Sub and the Company, with the Company as the surviving corporation. The Company would become a wholly-owned subsidiary of Stratagene Holding Corporation. Pursuant to the Merger Agreement, the Company’s stockholders would receive 0.6158 Stratagene Holding Corporation shares in exchange for each share of the Company, plus cash for any fractional shares. The closing of the transaction is subject to closing conditions, including, but not limited to, the parties obtaining the necessary regulatory and shareholder approvals. The Company expects that the proposed transaction will be recognized as a tax-free reorganization.

     If the proposed transaction is completed, the combined company would offer diagnostic products and life sciences research tool product lines to the global academic, pharmaceutical, and clinical and government laboratory markets. The combined company is expected to be impacted by merger-related costs of approximately $6 million, consisting of severance payments, investment banker fees, professional fees and other miscellaneous expenses, which are expected to be recognized in the third and fourth quarters of 2003.

Significant Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company’s credit losses have historically been within expectations and the provisions established. However, the inability of any one of the Company’s significant customers to pay amounts owed could have a material adverse impact on the Company’s operating results.

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

Deferred Taxes

     The Company’s deferred taxes relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of June 30, 2003, the Company had recorded a 100% valuation allowance on its net deferred assets. To the extent that it becomes more likely than not that the deferred assets would be realized, the Company would be required to reverse all or a portion of the valuation allowance. Reducing the amount of valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change.

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

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 6 to the Consolidated Financial Statements for the period ended June 30, 2003, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Financial Condition and Liquidity

     As of June 30, 2003, the Company’s working capital decreased approximately $78,000 compared to December 31, 2002. This decrease was the result of the payment of the outstanding balance of $1,000,000 on the Company’s line of credit in January 2003 offset by an increase from operations of approximately $1,498,000 consisting primarily of net income and depreciation.

     During the three-month periods ended June 30, 2003 and 2002, total capital expenditures were approximately $113,000 and $189,000, respectively. Capital spending during the three-month periods ended June 30, 2003 and 2002 included approximately $19,000 and $37,000 for reagent rental equipment and $38,000 and $38,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. During the six-month periods ended June 30, 2003 and 2002, total capital expenditures were approximately $221,000 and $342,000, respectively. Capital spending during the six-month periods ended June 30, 2003 and 2002 included approximately $24,000 and $143,000 for reagent rental equipment and $104,000 and $59,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. For fiscal 2003, the Company currently anticipates capital spending on property and equipment to be in the range of $500,000 to $600,000.

     The Company’s principal capital commitments are for lease payments under non-cancelable operating leases. Additionally, the HY-TEC business requires the purchase of instruments, which in many cases are placed in use in laboratories of the Company’s direct customers and paid for over an agreed contract period through the purchase of test reagents. This “reagent rental” sales program, common to the diagnostic market, creates negative cash flows in the initial years. The Company has entered into a long-term product manufacturing and sales agreement (the “Supply Agreement”) with an equipment manufacturer located in Europe. The Supply Agreement provides for the European manufacturer to supply and the Company to purchase certain minimum levels of HY-TEC instruments.

     The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires on July 1, 2004. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At June 30, 2003, the Company had no outstanding advances under the line of credit. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. During the six-month period ended June 30, 2003, the applicable interest rate was 3.87%. The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At June 30, 2003, the Company was in compliance with such covenants.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $741,000 for 2003.

     The following table summarizes the approximate future minimum payments under the above contractual obligations for the twelve-month periods as from June 30, 2003:

	Payment Due by Period

		Less than	1–3	4–5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years

Operating Leases	$3,020,000	$789,000	$1,400,000	$831,000	—
The Supply Agreement	514,000	514,000	—	—	—
Other Purchase Commitments	741,000	741,000	—	—	—

Total Capital Commitments	$4,275,000	$2,044,000	$1,400,000	$831,000	—

     Current working capital, funds expected to be generated by future operations, and the available line of credit are expected to be sufficient to satisfy the Company’s capital commitments, as the Company currently operates, for the foreseeable future.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of June 30, 2003, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404.

Other Commitments and Contingencies

     The Company has entered into employment contracts with each of the Company’s five officers. These contracts generally provide for severance benefits if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide four of the officers with certain protections in the event of such a change in control. Two of the contracts provide certain benefits in the event of a change of control only and two of the contracts provide certain benefits in the event of a change of control and the occurrence of other specified contingencies. Such obligations are not included in the table of contractual obligations set forth above. In the event the proposed transaction with Stratagene Holding Corporation is completed, the Company will incur severance obligations which are included in the expected merger related costs of approximately $6 million disclosed above under the heading “Execution of Agreement”.

Results of Operations

     During the three and six-month periods ended June 30, 2003, sales increased approximately $287,000 or 6.1% and $593,000 or 6.4%, respectively, compared to the comparable periods in 2002. Sales in the Urinalysis product line decreased by $132,000 and $228,000 for the three and six-month periods ended June 30, 2003, respectively, versus the corresponding periods last year. This decrease was due primarily to inventory and distribution center consolidations by a major distributor. This activity was completed during the second quarter of 2003 and the Company expects that sales will return to normal levels during the third quarter. Offsetting this decrease were increased sales in the clinical immunology product line of $387,000 and $778,000 for the three and six-month periods ended June 30, 2003, respectively, versus the corresponding periods last year. This increase was primarily the result of increased sales in the Allergy product line due to increased volumes with pre-existing accounts of approximately $140,000 and $390,000 and increasing activity from new accounts of approximately $126,000 and $160,000 for the three and six-month periods ended June 30, 2003, respectively, when compared to the comparable periods in 2002.

     Sales during the three and six-month periods ended June 30, 2003 were also affected by the weakening dollar resulting in a positive foreign currency translation impact to foreign sales of approximately $206,000 or 4.1% and $379,000 or 3.8%, respectively, when compared to the comparable periods in 2002. Additionally, continued pressures in the health care industry for cost controls continue to impact the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales increased for the three and six-month periods ended June 30, 2003 from approximately 54.5% to 55.5% and 52.9% to 53.8%, respectively, when compared to the comparable periods last year. This increase was due primarily to changes in the product sales mix.

     Selling, general and administrative expenses increased for the three month period ended June 30, 2003, approximately $329,000 or 19.1% (41.2% of net sales in 2003 versus 36.7% of net sales in 2002) and increased for the six-month period ended June 30, 2003, approximately $553,000 or 17.3% (38.1% of net sales in 2003 versus 34.6% of net sales in 2002), when compared to the comparable period last year. This increase was due primarily to higher legal and consulting expenses related to the merger negotiations and to increases in sales support costs related to field sales activities in the US market. In addition, during the three and six-month periods ended June 30, 2003, an unfavorable foreign exchange impact caused an increase in reported expenses of approximately $72,000 and $136,000, respectively.

     Research and development costs increased for the three and six-month periods ended June 30, 2003, approximately $129,000 or 29.7% (11.3% of net sales in 2003 versus 9.3% of net sales in 2002) and $87,000 or 8.6% (11.2% of net sales in 2003 versus 11.0% of net sales in 2002), respectively, when compared to the comparable periods in 2002. This increase was primarily due to increased expenses in 2003 for ongoing development projects with the Company’s allergy product line, expenses associated with the Company’s agreement with Bayer Diagnostics and recruitment expenses. In addition, included in the six-month period ended June 30, 2002 were non-recurring severance costs related to the termination of a senior member of management.

     Interest income increased for the three and six-month periods ended June 30, 2003, $15,000 or 41.3% and $29,000 or 41.5%, respectively, over the comparable periods in 2002. This increase was due to increased average monthly balances in cash and investments during 2003. Interest expense decreased for the three and six-month periods ended June 30, 2003, $10,000 or 93.6% and $17,000 or 81.5%, respectively, when compared to the comparable periods in 2002. This decrease was due to the payment of the long-term debt balances early in the first quarter of 2003.

     During the three and six-month periods ended June 30, 2003, gains from foreign currency transactions increased approximately $6,000 or 24.5% and $47,000 or 220.5%, respectively, compared to the comparable periods in 2002. The increases were primarily due to foreign currency transaction gains at the Company’s German subsidiary caused by the weakening U.S. dollar versus the Euro that resulted in a positive foreign currency transaction impact.

     The tax provision for the three and six-month periods ended June 30, 2003 and 2002 reflects the provision for estimated federal, state, and foreign liabilities. The Company’s effective tax rate differs from the statutory rate primarily due to a foreign tax rate differential and a reduction in the valuation allowance due to the utilization of net operating loss carryforwards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents and investments. At June 30, 2003, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Foreign Currency

     The Company’s international sales expose it to foreign currency risk in the ordinary course of its business. For the three-month periods ended June 30, 2003 and 2002, the percentage of the Company’s net sales generated by the Company’s foreign subsidiaries (“Foreign Subs”) were approximately 26.5% and 26.3%, respectively. For the six-month periods ended June 30, 2003 and 2002, the percentage of the Company’s net sales generated by the Company’s Foreign Subs were approximately 24.7% and 24.6%, respectively. The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs’ sales and a negative effect on operating expenses as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect on sales and a positive effect on operating expenses. For the three and six-month periods ended June 30, 2003, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $206,000 or 4.1% and $379,000 or 3.8% respectively, when compared to the comparable periods in 2002. The net impact to the Company’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $82,000 or 3.1 % and $153,000 or 3.1 % respectively, when compared to the comparable periods in 2002.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At June 30, 2003 the accumulated other comprehensive loss was approximately $485,000, which included the cumulative effect of foreign currency translation adjustments of approximately $614,000.

Interest Rates

     Advances under the Company’s line of credit bear interest at the prime rate or at LIBOR plus 2%. During the six-month period ended June 30, 2003, the applicable interest rate was 3.87%. At June 30, 2003, the Company had no outstanding advances under the line of credit.

     The Company’s cash and equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. The Company limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at June 30, 2003, the Company believes that a 10% rise or fall in interest rates would have no material impact.

     The Company’s interest income on longer-term investments is dependent on the interest rate attributable primarily to the debt securities purchased by the Company. Since the Company generally holds these securities to maturity, changes in interest rates are not expected to have a material impact on the value of the Company’s portfolio.

Item 4. Controls and Procedures

     Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Company’s principal executive officer and principal financial officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in the Company’s internal control over financial reporting occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 10, 2003, Hycor Biomedical Inc. held its Annual Meeting of Stockholders. At such meeting, the following six persons were elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2004 and until their successors are elected and qualified.

     The tabulation of the votes cast for the election of the directors was as follows:

Nominee	Votes For	Votes Withheld

J. David Tholen	7,192,081	271,918
Samuel D. Anderson	7,318,165	145,834
David S. Gordon	7,288,841	175,158
Reginald P. Jones	7,428,915	35,084
James R. Phelps	7,322,037	141,962
Richard E. Schmidt	7,429,691	34,308

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 10.1:	Lease agreement for the Company’s Bush Loan, Penicuik, Scotland facility, dated April 1, 1997.

	Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K:	Date	Item Reported

	April 22, 2003	Item 9.	Regulation FD Disclosure
		Item 12.	Results of Operations and Financial Condition

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC.

Date: August 13, 2003	By:	/s/ Armando Correa

Armando Correa, Director, Finance
(Mr. Correa is the Principal Accounting Officer
and has been duly authorized to sign on behalf of
The registrant.)

EXHIBIT INDEX

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 10.1:	Lease agreement for the Company’s Bush Loan, Penicuik, Scotland facility, dated April 1, 1997.

	Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.