Form 10-Q
period 2003-09-30
HYCOR BIOMEDICAL INC /DE/
filed 2003-11-14
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2003

Common Stock, $.01 Par Value	8,100,884

Biomedical Inc.

Index

Page No.

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited)	3
Consolidated Statements of Net Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2003 and 2002 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	16
Part II. Other Information
Item 6. Exhibits and Reports on Form 8K	16
Signatures	17

Note:   Items 1, 2, 3 and 4 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,839,317	$1,667,181
Investments	2,011,685	3,791,188
Accounts receivable, net of allowance for doubtful accounts of $90,505 (2003) and $90,598 (2002)	2,527,289	2,785,556
Inventories	4,938,787	5,241,984
Prepaid expenses and other current assets	225,377	286,268

Total current assets	14,542,455	13,772,177

PROPERTY AND EQUIPMENT, at cost	10,452,026	9,895,589
Less accumulated depreciation and amortization	(8,372,957)	(7,617,573)

Property and equipment, net	2,079,069	2,278,016
GOODWILL	156,338	156,338
INTANGIBLES AND OTHER ASSETS, net of Accumulated amortization of $161,068 (2003) and $154,660 (2002)	82,104	88,392

Total assets	$16,859,966	$16,294,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$867,868	$461,317
Accrued liabilities	1,022,232	678,196
Accrued payroll expenses	921,728	890,349
Current portion of long-term debt	—	2,028

Total current liabilities	2,811,828	2,031,890

Long-term debt, net of current portion	—	1,000,000

Total Liabilities	2,811,828	3,031,890
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized – 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized – 20,000,000 shares; issued and outstanding: 8,098,384 shares in 2003 and 8,049,068 in 2002	80,984	80,491
Paid-in capital	13,008,480	12,908,133
Retained earnings	1,530,999	909,492
Accumulated other comprehensive loss	(572,325)	(635,083)

Total stockholders’ equity	14,048,138	13,263,033

Total liabilities and stockholders’ equity	$16,859,966	$16,294,923

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES	$4,969,469	$4,508,657	$14,827,828	$13,774,350
COST OF SALES	2,228,391	2,083,812	6,778,849	6,445,024

Gross profit	2,741,078	2,424,845	8,048,979	7,329,326
OPERATING EXPENSES:
Selling, general, and administrative	2,210,112	1,743,332	5,967,652	4,948,062
Research and development	546,313	376,545	1,652,658	1,395,642

Total operating expenses	2,756,425	2,119,877	7,620,310	6,343,704

OPERATING (LOSS) INCOME	(15,347)	304,968	428,669	985,622
INTEREST EXPENSE	—	10,285	3,924	31,501
INTEREST INCOME AND GAIN ON SALES OF INVESTMENTS	106,402	48,489	206,177	118,990
(LOSS) GAIN ON FOREIGN CURRENCY TRANSACTIONS	(15,816)	61,870	52,726	83,258

INCOME BEFORE INCOME TAX PROVISION	75,239	405,042	683,648	1,156,369
INCOME TAX PROVISION	1,884	73,184	62,141	163,584

NET INCOME	$73,355	$331,858	$621,507	$992,785

BASIC EARNINGS PER SHARE	$0.01	$0.04	$0.08	$0.12

DILUTED EARNINGS PER SHARE	$0.01	$0.04	$0.07	$0.12

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,077,839	8,040,860	8,063,089	8,031,215

Diluted	8,588,934	8,231,501	8,442,018	8,238,114

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$73,355	$331,858	$621,507	$992,785
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	26,919	(59,431)	125,903	115,394
Unrealized gains (losses) on securities	(57,612)	10,613	(6,359)	(12,499)
Plus: reclassification adjustment for (gains) losses included in net income	(56,781)	—	(56,786)	3,851

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(87,474)	(48,818)	62,758	106,746

COMPREHENSIVE (LOSS) INCOME	$(14,119)	$283,040	$684,265	$1,099,531

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$621,507	$992,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666,381	706,682
Provision for doubtful accounts receivable	2,487	36,707
Provision for excess and obsolete inventories	186,845	86,064
(Gain) Loss on sales of investments	(66,805)	4,139
Loss (Gain) on sales of property and equipment	11,042	(20,458)
Change in assets and liabilities, net of effects of foreign currency adjustments Accounts receivable	333,185	504,815
Inventories	204,334	304,315
Prepaid expenses and other current assets	69,145	(43,437)
Accounts payable	394,172	265,096
Accrued liabilities	335,796	98,894
Accrued payroll expenses	24,222	106,554

Total adjustments	2,160,804	2,049,371

Net cash provided by operating activities	2,782,311	3,042,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(232,753)	(1,890,673)
Proceeds from sales of investments	1,982,595	295,198
Purchases of property and equipment	(407,930)	(453,919)
Proceeds from sales of property and equipment	—	21,050
Other	(119)	(575)

Net cash provided by (used in) investing activities	1,341,793	(2,028,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,002,028)	(23,300)
Proceeds from issuance of common stock	100,840	54,102

Net cash (used in) provided by financing activities	(901,188)	30,802

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(50,780)	(59,262)

INCREASE IN CASH AND CASH EQUIVALENTS	3,172,136	984,777
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,667,181	1,354,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,839,317	$2,339,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period – interest	$3,944	$31,519
– income taxes	$17,686	$81,875

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1. Basis of Presentation

In the opinion of Hycor Biomedical Inc. and its subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 annual report on Form 10K as filed with the Securities and Exchange Commission. Certain items in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Weighted-average number of shares outstanding	8,077,839	8,040,860	8,063,089	8,031,215
Common stock equivalents	511,095	190,641	378,929	206,899

	8,588,934	8,231,501	8,442,018	8,238,114

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

	Three Months Ended		Nine Months Ended

	September	September	September	September
	30, 2003	30, 2002	30, 2003	30, 2002

Net Income:
Net income, as reported	$73,355	$331,858	$621,507	$992,785
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52,874)	(56,533)	(157,982)	(140,092)

Pro forma net income	$20,481	$275,325	$463,525	$852,693

Earnings per Common Share:
Basic – as reported	$0.01	$0.04	$0.08	$0.12
Basic – pro forma	$0.00	$0.03	$0.06	$0.11
Diluted – as reported	$0.01	$0.04	$0.07	$0.12
Diluted – pro forma	$0.00	$0.03	$0.06	$0.11

3. Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at September 30, 2003 and December 31, 2002 consist of:

	9/30/03	12/31/02

Raw materials	$1,196,281	$1,232,950
Work in process	1,884,581	2,109,407
Finished goods	1,857,925	1,899,627

	$4,938,787	$5,241,984

4. Long Term Debt

The Company has available a $2,000,000 line of credit with a maturity date of July 1, 2004. Advances under the line of credit are collateralized by the Company’s accounts receivable, inventories, and property and equipment and bear interest at the prime rate or at LIBOR plus 2%.

The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 2003, the Company was in compliance with such covenants. During the quarter ended March 31, 2003, the Company paid the outstanding balance of $1,000,000 on this line of credit and as of September 30, 2003, the Company did not have any amounts outstanding under this line of credit.

5. Other Commitments and Contingencies

The Company has entered into employment contracts with each of the Company’s five officers. These contracts generally provide for severance benefits if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide four of the officers with certain protections in the event of such a change in control. Two of the contracts provide certain benefits in the event of a change of control only and two of the contracts provide certain benefits in the event of a change of control and the occurrence of other specified events.

To the best of management’s knowledge, there are no material pending legal proceedings. However, on occasion there may exist immaterial routine litigation that is incidental to the normal operations of the business to which the Company is a party or to which the Company’s property is subject.

6. New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial statements since the Company currently has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company’s financial statements.

7. Merger Agreement

On July 24, 2003, the Company announced the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Stratagene, a Delaware corporation, SHC Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Stratagene, and the Company. Pursuant to the Merger Agreement, Stratagene would acquire all of the outstanding shares of the Company through a merger between SHC Acquisition Sub and the Company, with the Company as the surviving corporation. The Company would become a wholly-owned subsidiary of Stratagene. Pursuant to the Merger Agreement, the Company’s stockholders would receive 0.6158 Stratagene Shares in exchange for each share of the Company, plus cash for any fractional shares.

The closing of the transaction is subject to closing conditions, including, but not limited to, the parties obtaining the necessary regulatory and shareholder approvals. The Company currently expects that the proposed transaction will be recognized as a tax-free reorganization.

On October 2, 2003, Stratagene filed form S-4 with the Securities and Exchange Commission regarding the proposed transaction to merge with Hycor. On October 30, 2003, the Commission responded to this filing and an amended form S-4 will be filed as soon as practically possible. Once the SEC approves the S-4, it will be mailed along with a proxy to the shareholders of Hycor.

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

     Such factors include, but are not limited to, product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development; commercialization and technological difficulties; capacity and supply constraints or difficulties; difficulties competing against larger companies which have substantially greater financial resources; failure to receive and maintain regulatory approvals for our products; rapid technological change and new products developed by others which are more effective or less costly than our current or future products or which render our technologies and products obsolete or non-competitive; availability of capital resources; general business and economic conditions, including currency risks based on the relative strength or weakness of the U.S. dollar, euro conversions, and changes in government laws and regulations, including taxes; and the other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission. The historical results achieved by the Company are not necessarily indicative of its future prospects. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Execution of Agreement

     On July 24, 2003, the Company announced the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Stratagene, a Delaware corporation, SHC Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Stratagene, and the Company. Pursuant to the Merger Agreement, Stratagene would acquire all of the outstanding shares of the Company through a merger between SHC Acquisition Sub and the Company, with the Company as the surviving corporation. The Company would become a wholly-owned subsidiary of Stratagene. Pursuant to the Merger Agreement, the Company’s stockholders would receive 0.6158 Stratagene shares in exchange for each share of the Company, plus cash for any fractional shares. The closing of the transaction is subject to closing conditions, including, but not limited to, the parties obtaining the necessary regulatory and shareholder approvals. The Company expects that the proposed transaction will be recognized as a tax-free reorganization.

     If the proposed transaction is completed, the combined company would offer diagnostic products and life sciences research tool product lines to the global academic, pharmaceutical, and clinical and government laboratory markets. The combined company is expected to be impacted by merger-related costs of approximately $6 million, consisting of severance payments, investment banking fees, professional fees and other miscellaneous expenses, of which Hycor Biomedical Inc. has incurred $505,000 as of September 30, 2003 and the balance is expected to be recognized in the fourth quarter of 2003.

     On October 2, 2003, Stratagene filed form S-4 with the Securities and Exchange Commission regarding the proposed transaction to merge with Hycor. On October 30, 2003, the Commission responded to this filing and an amended form S-4 will be filed as soon as practically possible. Once the SEC approves the S-4, it will be mailed along with a proxy to the shareholders of Hycor.

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

Deferred Taxes

     The Company’s deferred taxes relate primarily to prior operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of September 30, 2003, the Company had recorded a 100% valuation allowance on its net deferred assets. To the extent that it becomes more likely than not that the deferred assets would be realized, the Company would be required to reverse all or a portion of the valuation allowance. Reducing the amount of valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change.

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

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 6 to the Consolidated Financial Statements for the period ended September 30, 2003, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Financial Condition and Liquidity

     As of September 30, 2003, the Company’s working capital decreased approximately $10,000 compared to December 31, 2002. This decrease was the result of the payment of the outstanding balance of $1,000,000 on the Company’s line of credit in January 2003 offset by an increase from profitable operations.

     During the three-month periods ended September 30, 2003 and 2002, total capital expenditures were approximately $210,000 and $219,000, respectively. Capital spending during the three-month periods ended September 30, 2003 and 2002 included approximately $113,000 and $75,000 for reagent rental equipment, respectively, and $34,000 and $10,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. During the nine-month periods ended September 30, 2003 and 2002, total capital expenditures were approximately $408,000 and $454,000, respectively. Capital spending during the nine-month periods ended September 30, 2003 and 2002 included approximately $156,000 and $218,000 for reagent rental equipment and $141,000 and $69,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. For fiscal 2003, the Company currently anticipates capital spending on property and equipment to be in the range of $500,000 to $600,000.

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

     The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires on July 1, 2004. The loan is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At September 30, 2003, the Company had no outstanding advances under the line of credit. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2%, payable monthly, with the principal due at maturity. During the nine-month period ended September 30, 2003, the applicable interest rate was 3.87%. The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At September 30, 2003, the Company was in compliance with such covenants.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $570,000 for 2003.

     The following table summarizes the approximate future minimum payments under the above contractual obligations for the twelve-month periods as from September 30, 2003:

	Payment Due by Period

		Less than	1–3	4–5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years

Operating Leases	$2,824,000	$790,000	$1,365,000	$669,000	—
The Supply Agreement	383,000	383,000	—	—	—
Other Purchase Commitments	570,000	570,000	—	—	—

Total Capital Commitments	$3,777,000	$1,743,000	$1,365,000	$669,000	—

     Current working capital, funds expected to be generated by future operations, and the available line of credit are expected to be sufficient to satisfy the Company’s capital commitments, as the Company currently operates, for the foreseeable future.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of September 30, 2003, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404.

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

Results of Operations

     During the three and nine-month periods ended September 30, 2003, sales increased approximately $461,000 or 10.2% and $1,053,000 or 7.7%, respectively, compared to the comparable periods in 2002. Sales in the Urinalysis product line increased by $171,000 for the three-month period ended September 30, 2003, and remained basically unchanged for the nine-month period ended September 30, 2003, respectively, versus the corresponding periods last year. This increase was due to increased sales levels to a major distributor after the completion of inventory and distribution center consolidations during the second quarter of 2003. Sales returned to normal levels during the third quarter of 2003. Sales in the clinical immunology product line increased during the three and nine-month periods ended September 30, 2003, approximately $282,000 and $1,061,000, respectively, versus the corresponding periods last year. This increase was primarily the result of increased sales in the Allergy product line due to increased volumes with pre-existing accounts of approximately $35,000 and $456,000 and increasing activity from new accounts of approximately $86,000 and $213,000 for the three and nine-month periods ended September 30, 2003, respectively, when compared to the comparable periods in 2002.
     Sales during the three and nine-month periods ended September 30, 2003 were also affected by the weakening dollar resulting in a positive foreign currency translation impact to foreign sales of approximately $129,000 or 2.6% and $523,000 or 3.5%, respectively, when compared to the comparable periods in 2002. Additionally, continued pressures in the health care industry for cost controls continue to impact the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future.

     Gross profit as a percentage of product sales increased for the three and nine-month periods ended September 30, 2003 from approximately 53.8% to 55.2% and 53.2% to 54.3%, respectively, when compared to the comparable periods last year. This increase was due primarily to changes in the product sales mix.

     Selling, general and administrative expenses increased for the three-month period ended September 30, 2003, approximately $467,000 or 26.8% (44.5% of net sales in 2003 versus 38.7% of net sales in 2002) and increased for the nine-month period ended September 30, 2003, approximately $1,020,000 or 20.6% (40.2% of net sales in 2003 versus 35.9% of net sales in 2002), when compared to the comparable periods last year. This increase was due primarily to higher legal and consulting expenses related to the merger negotiations of approximately $505,000 and to increases in sales support costs related to field sales activities in the US market of approximately $149,000. In addition, during the three and nine-month periods ended September 30, 2003, an unfavorable foreign exchange impact caused an increase in reported expenses of approximately $42,000 and $178,000, respectively.

     Research and development costs increased for the three and nine-month periods ended September 30, 2003, approximately $170,000 or 45.1% (11.0% of net sales in 2003 versus 8.4% of net sales in 2002) and $257,000 or 18.4% (11.2% of net sales in 2003 versus 10.1% of net sales in 2002), respectively, when compared to the comparable periods in 2002. This increase was primarily due to increased expenses in 2003 for ongoing development projects with the Company’s allergy product line, expenses associated with the Company’s agreement with Bayer Diagnostics and recruitment expenses. In addition, included in the nine-month period ended September 30, 2002 were non-recurring severance costs related to the termination of a senior member of management of approximately $189,000.

     Interest income decreased for the three-month period ended September 30, 2003, approximately $9,000 or 18.3% when compared to the comparable period last year. This decrease was the result of the sale and transfer of approximately $1,778,000 in long-term bonds to money market accounts with lower interest rates. Interest income increased for the nine-month period ended September 30, 2003, approximately $20,000 or 17.1% when compared to the comparable period in 2002. This increase was the result of increased average monthly balances in cash and investments during 2003. Interest expense decreased for the three and nine-month periods ended September 30, 2003, $10,000 or 100.0% and $28,000 or 87.5%, respectively, when compared to the comparable periods in 2002. This decrease was due to the payment of the long-term debt balances early in the first quarter of 2003.

     During the three-month period ended September 30, 2003, the Company sold investments with an aggregate book value of $1,777,448 for total cash proceeds of $1,844,247, resulting in a net realized gain of $66,799.

     During the three and nine-month periods ended September 30, 2003, gains from foreign currency transactions decreased approximately $78,000 or 125.6% and $31,000 or 36.7%, respectively, when compared to the comparable periods in 2002. The decreases were primarily due to foreign currency transactions at the Company’s German subsidiary that resulted in a negative foreign currency transaction impact.

     The tax provision for the three and nine-month periods ended September 30, 2003 and 2002 reflects the provision for estimated federal, state, and foreign liabilities. The Company’s effective tax rate differs from the statutory rate primarily due to a foreign tax rate differential and a reduction in the valuation allowance due to the utilization of net operating loss carryforwards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents and investments. At September 30, 2003, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Foreign Currency

     The Company’s international sales expose it to foreign currency risk in the ordinary course of its business. For the three-month periods ended September 30, 2003 and 2002, the percentage of the Company’s net sales generated by the Company’s foreign subsidiaries (“Foreign Subs”) were approximately 26.7% and 23.6%, respectively. For the nine-month periods ended September 30, 2003 and 2002, the percentage of the Company’s net sales generated by the Company’s Foreign Subs were approximately 25.4% and 24.3%, respectively. The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs’ sales and a negative effect on operating expenses as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect on sales and a positive effect on operating expenses. For the three and nine-month periods ended September 30, 2003, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $129,000 or 2.6% and $523,000 or 3.5% respectively, when compared to the comparable periods in 2002. The net impact to the Company’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $44,000 or 1.6 % and $197,000 or 2.6 % respectively, when compared to the comparable periods in 2002.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At September 30, 2003 the accumulated other comprehensive loss was approximately $572,000, which included the cumulative effect of foreign currency translation adjustments of approximately $588,000.

Interest Rates

     Advances under the Company’s line of credit bear interest at the prime rate or at LIBOR plus 2%. During the nine-month period ended September 30, 2003, the applicable interest rate was 3.87%. At September 30, 2003, the Company had no outstanding advances under the line of credit.

     The Company’s cash and equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. The Company limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at

September 30, 2003, the Company believes that a 10% rise or fall in interest rates would have no material impact.

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

(b) Reports on Form 8-K:	Date	Item Reported

	July 23, 2003	Item 9. Regulation FD Disclosure

Item 12. Results of Operations and Financial Condition

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC.

Date: November 14, 2003	By:	/s/ Armando Correa

Armando Correa, Director, Finance

(Mr. Correa is the Principal Accounting Officer and has been duly authorized to sign on behalf of The registrant.)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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