Form 10-K
period 2003-12-31
HYCOR BIOMEDICAL INC /DE/
filed 2004-03-30
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

     As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was $33,045,051.

     The number of shares of common stock of the registrant outstanding at March 15, 2004 was 8,114,222.

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

Merger Agreement

     On July 24, 2003, the Company announced the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Stratagene, a Delaware corporation, SHC Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Stratagene, and the Company. Pursuant to the Merger Agreement, Stratagene would acquire all of the outstanding shares of the Company through a merger between SHC Acquisition Sub and the Company. The Company will survive the merger as a wholly owned subsidiary of Stratagene. Pursuant to the Merger Agreement, the Company’s stockholders would receive a fixed exchange ratio of 0.6158 Stratagene shares in exchange for each share of the Company, plus cash for any fractional shares. The closing of the transaction is subject to closing conditions, including, but not limited to, the parties obtaining the necessary regulatory and shareholder approvals. The Company expects that the proposed transaction will be recognized as a tax-free reorganization.

     Stratagene has filed a registration statement on Form S-4 (No. 333-109420) related to the proposed transaction. Once the SEC declares the Form S-4 effective, it will be mailed along with the proxy to the shareholders of Hycor.

Products

     The Company engages in business activity in only one operating segment that entails the development, manufacture, and sale of medical diagnostic products with a focus on allergy and autoimmune testing and urinalysis products. While the Company offers a wide range of items for sale, many are manufactured at common production facilities.

     The KOVATM Microscopic Urinalysis System is the Company’s largest product line accounting for approximately 47%, 52%, and 56% of net sales for 2003, 2002, and 2001, respectively. The KOVA System provides laboratories with the capability to perform uniform and reliable microscopic analyses of urine specimens. It is composed of plastic collection containers, tubes and pipettes, patented microscopic slides, and human urine-based control materials.

     The Company’s Clinical Immunology product lines consist of Allergy and Autoimmune diagnostic products.

     The Company’s Allergy diagnostic product line, which accounted for approximately 40%, 35%, and 29% of revenues for 2003, 2002, and 2001, respectively, is a complete line of RIA (“radioimmunoassay”) and EIA (“enzymatic immunoassay”) procedures to test for specific allergies to more than 1000 different allergens such as grasses, weeds, trees, epidermals (i.e. animal hair), dust, dust mites, molds, and foods; general screening tests are also available. Unlike the traditional prick puncture and intradermal testing methods of diagnosing allergies, the Company’s products permit a physician to diagnose allergies by testing a sample of the patient’s blood for the presence of the specific IgE or IgG antibody, which reacts with the corresponding allergen. This method has many advantages over the traditional methods of allergy diagnosis, not the least of which is patient comfort.

     The Company’s Autoimmune diagnostic product line, which accounted for approximately 9%, 8%, and 9% of revenues in 2003, 2002, and 2001, respectively, includes tests utilized for the diagnosis and monitoring of autoimmune disorders such as rheumatoid arthritis and systemic lupus erythematosus among others. Autoimmune diseases may be systemic or organ-specific and the need for this type of diagnostic testing is expected to increase as the population ages and primary care physicians are educated about autoimmune diseases. The Company’s tests are based on enzyme immunoassay technology in a microplate format. Unlike traditional methods like immunofluorescence, which requires a dedicated and highly trained technologist to read slides manually through a microscope one at a time, the Company’s products can be automated either on the Company’s HY•TEC instruments or on general microplate processors.

     The Company’s Allergy and Autoimmune product lines also include the HY•TEC 480 and HY•TEC 288 automated diagnostic systems that provide clinical laboratories with significant productivity improvement capabilities. The HY•TEC systems include the instruments, software, and test reagents necessary to perform allergy and autoimmune testing. The Company places a large percentage of the HY•TEC systems on a “reagent rental” basis. A “reagent rental” transaction, common to the diagnostic market, involves the placement of an instrument in the laboratories of customers that pay for the system over an agreed contract period through the purchase of test reagents. The Company’s HY•TEC reagent rental program is similar in that instruments are typically placed in use with direct customers and paid for over an agreed contract period through the purchase of test reagents, but also includes the sale of some instruments to distributors and direct customers. The typical contract period for the HY•TEC reagent rental is between 3 to 5 years. The instruments that are sold to distributors are sold with a minimal gross profit to assist them with their instrument placements, on the expectation that the Company will earn a profit on the subsequent sales of reagents necessary to operate the instrument.

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

     Export sales (all to unaffiliated customers) accounted for approximately $1,906,000, $1,774,000, and $1,730,000 in 2003, 2002, and 2001, respectively, which represents approximately 10% of total consolidated sales for each year. The primary geographical area was Europe, which, including sales by the Company and its foreign subsidiaries, accounted for sales of $5,792,000, $5,754,000, and $5,036,000 in 2003, 2002, and 2001, respectively. (See Note 11 to the Consolidated Financial Statements.)

     The Company’s two largest distributors, Cardinal Health Corporation and Fisher Scientific, each accounted for 14% of net product sales in 2003; 18% and 16% of net product sales in 2002; and 22% and 13% of net product sales in 2001, respectively. A loss of one or both of these distributors or a decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s financial condition and results of operations. However, there are other national, regional, and foreign clinical laboratory products distributors, as well as the Company’s sales force that could market the Company’s products.

     The Company did not have a significant backlog of orders at December 31, 2003 and December 31, 2002. Because of the short time between order receipt and expected delivery, the Company, consistent with industry practice, carries a large inventory to meet the expected flow of orders. Backlog is not a significant factor in the Company’s business.

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

Research and Development

     The Company maintains an ongoing research and development effort. The purpose of this effort is to evaluate new technologies, improve the Company’s current product lines, and develop new products. Current projects in progress are focused on programs to support and enhance the HY•TEC diagnostic system. In addition during 2003, the Company entered into development agreements with Bayer Healthcare LLC and Beckman Coulter, Inc. to adapt its autoimmune tests to their automated immunoassay system. The Company expects to begin sales of products in late 2004.

     Total research and development expenditures were approximately $2,169,000, $1,846,000, and $1,940,000 for 2003, 2002, and 2001, respectively.

Government Regulations

     The Company is indirectly affected by government regulations directed towards containing the cost of medical services and limiting the amount of reimbursement to service providers. These types of regulations, which are applicable to both domestic and international markets, will tend to limit growth rates in the Company’s target markets. The Company’s products, including the HY•TEC automated diagnostic system, are designed to provide a cost effective solution to service providers, thereby aiding in the cost containment efforts. However, the Company cannot predict the long-term affect on revenue growth resulting from these regulations.

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

     The receipt, use, and disposal of radioactive materials are subject to licensing requirements of the Nuclear Regulatory Commission (“NRC”). The Company holds a radioactive materials license from the NRC for its radioactive labeling activities and its facilities are inspected periodically by the NRC.

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

Employees

     As of February 20, 2004, the Company had approximately 147 employees. None of the employees are covered by collective bargaining agreements and management believes that the Company’s relations with its employees are satisfactory.

     Item 2. Properties

At December 31, 2003, the Company had three separate facilities.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended December 31, 2003, there were no matters submitted to a vote of security holders.

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

Year Ended	High	Low
December 31, 2002
1st Quarter	7.16	2.00
2nd Quarter	4.14	1.60
3rd Quarter	3.86	1.56
4th Quarter	2.70	1.20
December 31, 2003
1st Quarter	2.78	1.94
2nd Quarter	5.04	2.00
3rd Quarter	6.50	4.05
4th Quarter	5.50	3.15

     There were 866 shareholders of record as of March 15, 2004. No dividends have been paid to stockholders since the Company was founded and the Company has no current intentions of paying cash dividends in the foreseeable future. The Company’s bank line of credit also precludes the payment of dividends.

     Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

	2003(c)	2002	2001(a)	2000	1999
Operating Results
Net sales	$19,757	$18,591	$17,313	$17,382	$18,775
Operating income	$591	$1,217	$121	$1,031	$26
Net income	$2,162	$1,257	$43	$981	$249
Basic earnings per share	$0.27	$0.16	$0.01	$0.13	$0.03
Diluted earnings per share	$0.26	$0.15	$0.01	$0.12	$0.03

Financial Position
Working capital	$12,548	$11,740	$8,929	$7,232	$5,679
Net property and equipment	$2,080	$2,278	$2,562	$3,082	$3,560
Total assets	$18,632	$16,295	$14,477	$14,868	$15,039
Long-term debt (b)	$—	$1,002	$1,029	$1,084	$1,674
Total Stockholder’s Equity	$16,212	$13,263	$11,749	$11,469	$10,542

a)	2001 results include the $723,000 write-off of goodwill related to the acquisition of Melja Diagnostik, GmbH.

b)	Includes long-term and current portion of the Company’s debts for all periods presented.

c)	2003 results include the $1,359,000 income tax benefit for the reversal of the valuation allowance against the Company’s domestic deferred tax assets and $688,000 in expenses related to the Company’s merger with Stratagene.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Execution of Agreement

     On July 24, 2003, the Company announced the execution of an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Stratagene, a Delaware corporation, SHC Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Stratagene, and the Company. Pursuant to the Merger Agreement, Stratagene would acquire all of the outstanding shares of the Company through a merger between SHC Acquisition Sub and the Company. Pursuant to the Merger Agreement, the Company’s stockholders would receive a fixed exchange ratio of 0.6158 Stratagene shares in exchange for each share of the Company, plus cash for any fractional shares. The closing of the transaction is subject to closing conditions, including, but not limited to, the parties obtaining the necessary regulatory and shareholder approvals. The Company expects that the proposed transaction will be recognized as a tax-free reorganization.

     Stratagene has filed a registration statement on Form S-4 (No. 333-109420) related to the proposed transaction. Once the SEC declares the Form S-4 effective, it will be mailed along with the proxy to the shareholders of Hycor.

     If the proposed transaction is completed, the combined company would offer diagnostic products and life sciences research tool product lines to the global academic, pharmaceutical, and clinical and government laboratory markets. The Company is expected to be impacted by merger-related costs of approximately $3.7 million, consisting of severance payments, investment banking fees, professional fees and other miscellaneous expenses, of which the Company has incurred approximately $688,000 as of December 31, 2003 and the balance is expected to be recognized in the first and second quarter of 2004.

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

Deferred Taxes

     The Company’s deferred taxes relate primarily to prior operating losses and R&D tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. During 2003, the Company reversed the valuation allowance on a portion of its deferred assets. To the extent that it becomes more likely than not that the deferred assets, which continue to have a valuation allowance, would be realized, the Company would be required to reverse all or a portion of the remaining valuation allowance. Reducing the amount of valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change. To the extent it becomes more likely than not that the net deferred tax asset recorded by the Company will not be realized, the Company would be required to increase its valuation allowance by recording an additional income tax provision. (See Note 7 to the Consolidated Financial Statements.)

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

Impairment Charges

     In 1994, the Company acquired Melja Diagnostik, GmbH and recorded total goodwill resulting from the acquisition of approximately $1,900,000. Significant changes in both German reimbursement rates and the value of the U.S. dollar versus the Euro have caused declining operating results. In the fourth quarter of 2001, the goodwill related to this acquisition was determined to be impaired. As a result of this impairment, the Company recorded a noncash pretax charge of $723,000 relating to Melja Diagnostik, GmbH goodwill. This write-down eliminates all goodwill related to this acquisition. The goodwill remaining on the balance sheet at December 31, 2003 amounts to approximately $156,000 and relates to the acquisition of Cogent Diagnostics Limited in 1997. (See Notes 9 and 12 to the Consolidated Financial Statements.)

Results of Operations

2003 Compared to 2002 Overall, 2003 net sales increased $1,166,524 or 6.3% when compared to 2002. Sales in the Urinalysis product line decreased by approximately $396,000 or 4.1% when compared to 2002. The Urinalysis product line is sold primarily to distributors and sales trends are subject to their inventory management policies. The Company was aware that its two largest distributors in the United States had reduced inventory levels at year-end. Sales in the clinical immunology product line increased approximately $1,589,000 or 19.9% when compared to 2002. This increase was primarily the result of increased sales in the Allergy product line due to increased volumes with pre-existing accounts of approximately $844,000 and increasing activity from new accounts of approximately $396,000 for 2003, when compared to 2002. (See Note 11 to the Consolidated Financial Statements.)

     Sales in the year 2003 were also affected by the weakening dollar resulting in a positive foreign exchange impact to foreign sales of approximately 13.4%. This resulted in an increase to consolidated reported sales of approximately $682,000 or 3.5% when compared to 2002. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future. During 2003, the Company did not experience any significant pricing changes for its products.

     Gross profit as a percentage of sales increased to 54.5% in 2003 from 53.4% in 2002 due primarily to changes in the product sales mix.

     Selling, general and administrative expenses increased $1,157,034 or 16.9% in 2003 over 2002 (40.6% of net sales in 2003 versus 36.9% of net sales in 2002). This increase was due primarily to expenses related to the merger negotiations of approximately $688,000 and to increases in sales support costs related to field sales activities in the United States market of approximately $244,000. In addition, during 2003, an unfavorable foreign exchange impact caused an increase in reported expenses of approximately $220,000.

     Research and development costs increased $323,168 or 17.5% (11.0% of net sales in 2003 versus 9.9% of net sales in 2002) primarily due to increased expenses in 2003 for ongoing development projects with the Company’s allergy product line, expenses associated with the Company’s agreement with Bayer Diagnostics and recruitment expenses. In addition, included in 2002 were non-recurring severance costs related to the termination of a senior member of management of approximately $189,000.

     Operating income decreased $625,713 or 51.4% in 2003 when compared to 2002. This decrease was due primarily to expenses related to the merger negotiations of approximately $688,000.

     Interest income decreased $9,684 or 5.6% in 2003 over the prior year primarily as a result of the sale and transfer of approximately $2,255,000 in long-term bonds to money market accounts with lower interest rates. Interest expense decreased approximately $36,341 or 87.6% in 2003 from the prior year due to the payment of the long-term debt balances early in the first quarter of 2003.

     The tax provision for the 12 months ended December 31, 2003 reflects the provision for federal, state and foreign liabilities. The Company’s effective tax rate differs from the statutory rate primarily due to a foreign tax rate differential and a reversal of approximately $1,786,000 of its $2,695,000 valuation allowance on its deferred tax assets. The reversal of the valuation allowance resulted in an income tax benefit of approximately $1,329,000 in 2003 compared to income tax expense of approximately 193,000 in 2002. This reversal is the result of the Company’s recent sustained history of U.S. operating profitability and the determination by management that the future realization of the U.S. net deferred tax assets was judged to be more likely than not. Without the benefit of the valuation allowance reversal the Company’s effective tax rate would have been approximately 6.4% in 2003 compared to 13.3% in 2002. (See Note 7 to the Consolidated Financial Statements.)

2002 Compared to 2001 Overall, 2002 net sales increased $1,277,883 or 7.4% when compared to 2001. Sales of Urinalysis and Clinical Immunology product lines increased $1,444,000 or 8.9% compared to 2001, while sales of other products decreased $166,000 or 14.5% over the same period. The increase in sales was primarily the result of increased sales in the Allergy product line due to increased volumes with pre-existing long-term accounts and increasing purchasing activity from additional HY•TEC placements in clinical laboratories within the last 12 months. (See Note 11 to the Consolidated Financial Statements.)

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

     Selling, general and administrative expenses increased $87,000 or 1.3% in 2002 over 2001 (36.9% of net sales in 2002 versus 39.1% of net sales in 2001). Spending in 2002 remained relatively flat compared to 2001. However an unfavorable foreign exchange impact caused an increase of approximately $86,000. In addition, the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, had a favorable impact of approximately $132,000 from the elimination of goodwill amortization in 2002.

     Research and development costs decreased $94,501 or 4.9% (9.9% of net sales in 2002 versus 11.2% of net sales in 2001) primarily due to a reduced number of research and development projects as compared to the prior year.

     Interest income increased $32,288 or 22.9% in 2002 over the prior year due to increased average monthly balances in cash and investments during the year partially offset by lower average interest rates. Interest expense decreased $12,852 or 23.7% in 2002 from the prior year due to declining interest rates in 2002.

     The tax provision for the 12 months ended December 31, 2002 reflects the provision for federal, state and foreign liabilities. The Company’s effective tax rate differs from the statutory rate primarily due to a foreign tax rate differential and a reduction in the valuation allowance due to the utilization of net operating loss carryforwards. (See Note 7 to the Consolidated Financial Statements.)

Financial Condition and Liquidity

     The Company’s working capital increased approximately $808,000 from $11,740,000 at December 31, 2002 to $12,548,000 at December 31, 2003, primarily as a result of profitable operations offset by the payment of the outstanding balance of $1,000,000 on the Company’s line of credit in January 2003. The reduction in inventory levels of approximately $461,000 was offset by the increase in current deferred tax assets of approximately $437,000. This deferred tax asset was created as a result of the reversal of the valuation allowance on a portion of the deferred tax assets. (See Note 7 to the Consolidated Financial Statements.)

     Total capital expenditures during fiscal 2003 and fiscal 2002 were approximately $586,000 and $609,000, respectively. Capital spending during fiscal 2003 and fiscal 2002 included approximately $250,000 and $300,000 for reagent rental equipment, respectively, and $200,000 in each year for tooling and test equipment utilized in the Company’s manufacturing and research and development areas. For fiscal 2004, the Company currently anticipates capital spending on property and equipment to be in the range of $500,000 to $600,000.

     The Company reduced its allowance for doubtful accounts by $24,000 and $93,000 in 2003 and 2002, respectively. Hycor’s routine reserve analysis, based on a specific account review and calculated percentage review, determined that the accounts receivable reserve required these downward adjustments.

     During 2003, cash provided by investing activities increased over 2002 because the Company sold investments with an aggregate book value of $2,225,790 for total cash proceeds of $2,292,595 resulting in a net realized gain of $66,805. During 2002, the Company sold investments with an aggregate book value of $911,986 for total cash proceeds of $908,547, resulting in a net realized loss of $3,439.

     The Company’s principle capital commitments are for lease payments under non-cancelable operating leases. Additionally, the HY•TEC business requires the purchase of instruments, which in many cases are placed in use in laboratories of the Company’s direct customers and paid for over an agreed contract period through the purchase of test reagents. This “reagent rental” sales program, common to the diagnostic market, creates negative cash flows in the initial years.

     The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires on July 1, 2004. The line of credit is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At December 31, 2003, the Company had no outstanding advances under the line of credit and does not expect to renew it. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2% (3.17% as of December 31, 2003), payable monthly, with the principal due at maturity. During 2003, the applicable outstanding interest rate was 3.87%. The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 2003, the Company was in compliance with such covenants.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $696,000 for 2004.

     The following table summarizes the approximate future minimum payments under the above contractual obligations at December 31, 2003:

	Payment Due by Period
		Less than	1–3	4–5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years
Operating Leases	$2,841,000	$861,000	$1,407,000	$573,000	—
The Supply Agreement	162,000	162,000
Other Purchase Commitments	696,000	696,000	—	—	—

Total Capital Commitments	$3,699,000	$1,719,000	$1,407,000	$573,000	—

     In the past, the Company has generally funded our capital expenditures and working capital requirements with cash flows from operations and funds available to us under the line of credit. The Company expects to fund future capital expenditures and working capital needs with cash flows from operations.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2003, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404. The following schedule summarizes the Company’s repurchase program:

	Year Ended December 31,
	2003		2002
		Average		Average
	Shares	Cost Per	Shares	Cost Per
	Repurchased	Share	Repurchased	Share
Authority Announced in October 2002	—	—	11,500	$1.77

Total	—	—	11,500	$1.77

Indemnification and Guarantees

     The Company has entered into employment contracts with each of the Company’s five officers. These contracts generally provide for severance benefits if the officer is terminated by the Company for convenience or by the officer for substantial cause. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change in control of the Company, the contracts also generally provide four of the officers with certain protections in the event of such a change in control. Two of the contracts provide certain benefits in the event of a change of control only and two of the contracts provide certain benefits in the event of a change of control and the occurrence of other specified contingencies. Such obligations are not included in the table of contractual obligations set forth above. In the event the proposed transaction with Stratagene Holding Corporation is completed, the Company will incur severance obligations of approximately $1.5 million that are included in the expected merger related costs disclosed above under the heading “Execution of Agreement”.

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2003, which note is incorporated herein by this reference and is included as part of “Item 8., Financial Statements and Supplementary Data”, to this Form 10-K.

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

Impact Of Foreign Currency Fluctuations

     In 2003, the Company derived approximately 26% of its sales from its foreign operations. Sales and expenses of the Company’s foreign operations are conducted in local currency. As a result, the Company is exposed to market risk related to interest rates and foreign currency exchange rate fluctuations. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business could adversely affect its results of operations.

     In addition, approximately 9.6% of the Company’s net sales in 2003 were exported from the United States. Several of the international markets in which the Company sells its products have experienced a strengthening in their currencies in the last year. The Company’s foreign customers for these export sales currently pay for the Company’s products with U.S. dollars. The weakening of the U.S. dollar as compared to the local currencies effectively decreased the cost of the Company’s products to these customers. If the U.S. dollar were to strengthen against these currencies, it would effectively increase the cost of the Company’s products in the foreign countries and make them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening U.S. dollar, may negatively impact future sales and gross margins.

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

     Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents and investments. At December 31, 2003, the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates.

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

Foreign Currency

     The Company’s international sales expose it to foreign currency risk in the ordinary course of its business. Approximately 26% of the Company’s net sales in fiscal 2003 were generated by the Company’s foreign subsidiaries (“Foreign Subs”). The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. dollar, there is a positive effect on the Foreign Subs’ sales as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. In fiscal 2003, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations from 2002 was an increase of approximately $682,000. In 2002, the net impact of the Company’s reported sales from the effect of the exchange rate fluctuations was an increase of approximately $223,000.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At December 31, 2003, the accumulated other comprehensive loss was approximately ($407,000), which included the cumulative effect of foreign currency translation adjustments of approximately ($419,000).

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

Interest Rates

     Advances under the Company’s line of credit bear interest at the prime rate or at LIBOR plus 2% (3.17% as of December 31, 2003). During 2003, the applicable outstanding interest rate was 3.87%. At December 31, 2003, the Company had no outstanding advances under the line of credit.

     The Company’s cash and equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. The Company limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at December 31, 2003, the Company believes that a 10% rise or fall in interest rates would result in an increase or decrease in its interest income for the year of approximately $2,000.

     The Company’s interest income on longer-term investments is dependent on the interest rate attributable primarily to the debt securities purchased by the Company. Since the Company generally holds these securities to maturity, changes in interest rates are not expected to have a material impact on the value of the Company’s portfolio. During 2003, in anticipation of the expenses associated with the expected merger with Stratagene, the Company sold investments with an aggregate book value of approximately $2,226,000.

     Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this report:

Page Number
Independent Auditors’ Report	21
Consolidated Balance Sheets as of December 31, 2003 and 2002	22-23
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	25
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	26-27
Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001	28-41

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Hycor Biomedical Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Hycor Biomedical Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hycor Biomedical Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 26, 2004

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$4,928,995	$1,667,181
Investments	1,692,486	3,791,188
Accounts receivable, net of allowance for doubtful accounts of $66,583 (2003) and $90,598 (2002)	2,916,963	2,785,556
Inventories	4,780,861	5,241,984
Prepaid expenses and other current assets	211,550	286,268
Deferred income taxes	436,708	—

Total current assets	14,967,563	13,772,177

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	1,962,452	1,924,424
Machinery and equipment	6,761,003	6,040,007
Furniture, fixtures and office equipment	1,997,852	1,931,158

	10,721,307	9,895,589
Accumulated depreciation and amortization	(8,641,716)	(7,617,573)

Property and equipment, net	2,079,591	2,278,016

GOODWILL	156,338	156,338
DEFERRED INCOME TAXES	1,349,151	—
INTANGIBLES AND OTHER ASSETS, net of accumulated amortization of $238,408 (2003) and $293,463 (2002)	79,786	88,392

Total assets	$18,632,429	$16,294,923

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
CURRENT LIABILITIES:
Accounts payable	$583,952	$461,317
Accrued liabilities	598,703	587,524
Accrued payroll expenses	968,489	890,349
Current portion of long-term debt	—	2,028
Accrued income taxes	268,913	90,672

Total current liabilities	2,420,057	2,031,890

Long-term debt–net of current portion	—	1,000,000

Total liabilities	2,420,057	3,031,890

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized – 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized – 20,000,000 shares; issued and outstanding: 8,109,222 shares in 2003 and 8,049,068 shares in 2002	81,092	80,491
Paid-in capital	13,466,669	12,908,133
Retained earnings	3,071,863	909,492
Accumulated other comprehensive loss	(407,252)	(635,083)

Total stockholders’ equity	16,212,372	13,263,033

Total liabilities and stockholders’ equity	$18,632,429	$16,294,923

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
NET SALES	$19,757,033	$18,590,509	$17,312,626
COST OF SALES	8,981,751	8,669,716	7,757,372

Gross profit	10,775,282	9,920,793	9,555,254

OPERATING EXPENSES:
Selling, general, and administrative	8,015,382	6,858,348	6,771,526
Research and development	2,168,874	1,845,706	1,940,207
Impairment loss on long-lived assets	—	—	722,773

Total operating expenses	10,184,256	8,704,054	9,434,506

OPERATING INCOME	591,026	1,216,739	120,748
INTEREST EXPENSE	(5,139)	(41,480)	(54,332)
INTEREST INCOME	163,470	173,154	140,866
GAIN (LOSS) FROM SALE OF INVESTMENTS	66,805	(3,439)	(8,766)
GAIN (LOSS) ON FOREIGN CURRENCY TRANSACTIONS	17,209	104,754	(87,247)

INCOME BEFORE INCOME TAX PROVISION	833,371	1,449,728	111,269
INCOME TAX (BENEFIT) PROVISION	(1,329,000)	193,000	68,000

NET INCOME	$2,162,371	$1,256,728	$43,269

BASIC EARNINGS PER SHARE	$0.27	$0.16	$0.01

DILUTED EARNINGS PER SHARE	$0.26	$0.15	$0.01

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME	$2,162,371	$1,256,728	$43,269
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments	293,247	196,193	(74,027)
Unrealized (losses) gains on securities	(8,630)	8,745	81,223
Plus: reclassification adjustment for (gains) losses included in net income	(56,786)	3,222	8,149

OTHER COMPREHENSIVE INCOME, NET OF TAX	227,831	208,160	15,345

COMPREHENSIVE INCOME	$2,390,202	$1,464,888	$58,614

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock			Retained Earnings	Accumulated Other
	Number of	Par	Paid-in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income (Loss)	Total
BALANCE AT JANUARY 1, 2001	7,738,858	$77,389	$12,640,536	$(390,505)	$(858,588)	$11,468,832
ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS	171,275	1,712	219,643	—	—	221,355
EXERCISE OF COMMON STOCK WARRANTS	108,064	1,081	(1,081)	—	—	—
NET INCOME	—	—	—	43,269	—	43,269
OTHER COMPREHENSIVE INCOME	—	—	—	—	15,345	15,345

BALANCE AT DECEMBER 31, 2001	8,018,197	80,182	12,859,098	(347,236)	(843,243)	11,748,801
ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS	42,371	424	69,324	—	—	69,748
COMMON STOCK PURCHASED (Note 6)	(11,500)	(115)	(20,289)	—	—	(20,404)
NET INCOME	—	—	—	1,256,728	—	1,256,728
OTHER COMPREHENSIVE INCOME	—	—	—	—	208,160	208,160

BALANCE AT DECEMBER 31, 2002	8,049,068	80,491	12,908,133	909,492	(635,083)	13,263,033
ISSUANCE OF COMMON STOCK, UNDER EMPLOYEE BENEFIT PLANS	60,154	601	131,177	—	—	131,778
REVERSAL OF DEFERRED INCOME TAX VALUATION ALLOWANCE	—	—	427,359	—	—	427,359
NET INCOME	—	—	—	2,162,371	—	2,162,371
OTHER COMPREHENSIVE INCOME	—	—	—	—	227,831	227,831

BALANCE AT DECEMBER 31, 2003	8,109,222	$81,092	$13,466,669	$3,071,863	$(407,252)	$16,212,372

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,162,371	$1,256,728	$43,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	894,440	949,296	1,126,280
Impairment loss on long-lived assets	—	—	722,773
Deferred income tax provision	(1,358,500)		20,788
Provision for doubtful accounts receivable	(1,017)	(25,423)	101,924
Provision for excess and obsolete inventories	77,221	125,857	270,040
(Gain) loss on sales of investments	(66,805)	3,439	8,766
Change in assets and liabilities–net of foreign currency adjustments:
Accounts receivable	5,365	(40,898)	472,683
Inventories	553,599	533,193	(1,344,016)
Prepaid expenses and other current assets	88,497	(52,305)	80,304
Accounts payable	105,522	15,062	(147,520)
Accrued liabilities	(8,606)	92,224	(199,289)
Accrued payroll expenses	64,236	196,780	(309,232)
Income taxes payable	178,840	(22,546)	58,323

Total adjustments	532,792	1,774,679	861,824

Net cash provided by operating activities	2,695,163	3,031,407	905,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(232,753)	(2,973,920)	(264,375)
Proceeds from sales of investments	2,292,595	908,547	253,745
Purchases of property and equipment	(585,757)	(608,720)	(467,811)
Purchases of intangible assets	—	(575)	(7,684)
Proceeds from sales of property and equipment	—	25,243	450

Net cash provided by (used in) investing activities	1,474,085	(2,649,425)	(485,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,002,028)	(26,692)	(54,147)
Proceeds from issuance of common stock under employee stock purchase plans	131,778	69,748	221,355
Purchases of Hycor common stock	—	(20,404)	—

Net cash (used in) provided by financing activities	(870,250)	22,652	167,208

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37,184)	(91,787)	72,944

INCREASE IN CASH AND CASH EQUIVALENTS	3,261,814	312,847	659,570
CASH AND CASH EQUIVALENTS–Beginning of year	1,667,181	1,354,334	694,764

CASH AND CASH EQUIVALENTS–End of year	$4,928,995	$1,667,181	$1,354,334

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the year — interest	$3,954	$41,502	$76,992
— income taxes	$25,215	$263,309	$35,116

See notes to consolidated financial statements

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001

NOTE 1: DESCRIPTION OF BUSINESS

Description of Business Hycor Biomedical Inc. (“Hycor” or the “Company”) is engaged in developing, manufacturing and marketing medical diagnostic products. The Company’s products are primarily used in the clinical laboratory and specialty physician markets in the United States and Europe. The majority of sales are through independent and clinical laboratory distributors.

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

Investments The Company accounts for investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2003 and 2002, marketable debt securities have been categorized as available for sale and, as a result, are stated at fair value. Marketable debt securities available for current operations are classified in the consolidated balance sheet as current assets. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of tax, until realized.

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

Long-Lived Assets In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted future cash flows estimated to be derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability.

Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets. No impairment existed as of December 31, 2003.

Property and Equipment Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets’ estimated useful lives that range from 3 to 20 years. Leasehold improvements are amortized over the life of the lease. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions and improvements are capitalized.

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair market value of tangible and identifiable intangible assets resulting from business acquisitions. Other intangible assets include patents, trademarks, and license fees that are recorded at cost. In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In accordance with SFAS No. 142, the goodwill and other intangible assets with indefinite lives that were being amortized over 10 years follow the non-amortization approach beginning January 1, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from 6 to 17 years (See Notes 9 and 12.)

Other Assets Other assets consist primarily of long-term deposits.

Comprehensive Income Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, foreign currency translation adjustments and unrealized gains or losses on marketable securities. The components of accumulated other comprehensive income, net of taxes, are as follows:

	Year Ended December 31,
	2003	2002
Unrealized gain on investments	$12,147	$77,563
Equity adjustment from foreign currency translation	(419,399)	(712,646)

	$(407,252)	$(635,083)

Stock-Based Compensation The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life, 72 months; stock volatility, 83% in 2003, 88% in 2002 and 93% in 2001; risk-free interest rates, 3.0% in 2003, 2.8% in 2002 and 5.0% in 2001; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 2003, 2002 and 2001 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	2003	2002	2001
Net income as reported	$2,162,371	$1,256,728	$43,269
Stock-based compensation expense–net of tax effect	210,503	194,451	125,379

Pro forma net income (loss)	$1,951,868	$1,062,277	$(82,110)
Pro forma basic income (loss) per share	$0.24	$0.13	$(0.01)
Pro forma diluted income (loss) per share	$0.23	$0.13	$(0.01)

Income Taxes The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for differences between the bases of assets and liabilities for financial and tax reporting purposes. A valuation allowance reduces deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition Revenues from product sales are recognized at the time of shipment and passage of title. Revenues from customers under distributorship agreements are also recognized at the time of shipment and passage of title. No consignment sales, rights of return or other such special terms are in effect.

Earnings Per Share (“EPS”) Basic EPS is based on the weighted-average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options and warrants computed using the treasury stock method. The number of shares used in computing EPS is as follows:

	2003	2002	2001
Weighted-average number of shares outstanding	8,072,329	8,034,785	7,936,392
Common stock equivalents	392,662	299,760	314,510

	8,464,991	8,334,545	8,250,902

      For the years ended December 31, 2003, 2002 and 2001, options outstanding totaling 962,000 shares, 960,125 shares and 621,875 shares, respectively, were excluded from the calculations of earnings per common share, as their effect would have been antidilutive.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

      In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and in December 2003, issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities – An Interpretation of APB No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after

December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB indefinitely deferred implementation of paragraphs 9 and 10 of SFAS No. 150 regarding parent company treatment of minority interest for certain limited life entities. The adoption of SFAS No. 150 did not have a significant impact on the Company’s Consolidated financial statements.

NOTE 3: INVESTMENTS

     Investments consist principally of corporate debt securities, categorized as available for sale, with scheduled maturities all within one to six years. As of December 31, 2003, such investments cost and fair value were $1,678,196 and $1,692,486, respectively. As of December 31, 2002, the cost and fair value were $3,705,007 and $3,791,188, respectively.

      Gross unrealized holding gains included in accumulated other comprehensive income at December 31, 2003 and 2002 were $14,290 and $106,960, offset by unrealized holding losses of $0 and $20,779, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. During 2003, the Company sold investments with an aggregate book value of $2,225,790 for total cash proceeds of $2,292,595, resulting in a net realized gain of $66,805. During 2002, the Company sold investments with an aggregate book value of $911,986 for total cash proceeds of $908,547, resulting in a net realized loss of $3,439.

NOTE 4: INVENTORIES

Inventories at December 31, 2003 and 2002 consisted of:

	2003	2002
Raw materials	$1,203,645	$1,232,950
Work-in-process	1,878,449	2,109,407
Finished goods	1,698,767	1,899,627

	$4,780,861	$5,241,984

NOTE 5: LONG-TERM DEBT

     The Company has available a $2,000,000 line of credit with a maturity date of July 1, 2004. Advances under the line of credit are collateralized by the Company’s accounts receivable, inventories, and property and equipment and bear interest at the prime rate or at LIBOR plus 2% (3.17% as of December 31, 2003).

     The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At December 31, 2003, the Company was in compliance with such covenants. During the quarter ended March 31, 2003, the Company paid the outstanding balance of $1,000,000 on this line of credit and did not have any amounts outstanding during the remainder of fiscal 2003. The Company does not expect to renew the line of credit.

NOTE 6: STOCKHOLDERS’ EQUITY

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of December 31, 2003, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404.

NOTE 7: INCOME TAXES

     The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods:

	2003	2002	2001
United States	$489,226	$464,136	$1,261,303
Foreign	344,145	985,592	(1,150,034)

	$833,371	$1,449,728	$111,269

The income tax provision consists of the following at December 31:

	2003	2002	2001
Current:
Federal	$329,000	$167,000	$35,000
State	112,000	16,000	13,000
Foreign	16,000	10,000	20,000

Subtotal	457,000	193,000	68,000
Deferred:
Federal	498,000	(428,000)	624,000
State	193,000	(24,000)	(106,000)
Foreign	117,000	304,000	(390,000)
Change in valuation allowance	(2,594,000)	148,000	(128,000)

Subtotal	(1,786,000)	—	—

Total	$(1,329,000)	$193,000	$68,000

     A reconciliation of the Company’s effective tax rate compared to the federal statutory tax rate is as follows:

	2003	2002	2001
Provision computed at federal statutory rate	$284,000	$493,000	$38,000
Increase (decrease) resulting from:
State taxes–net	(240,000)	11,000	9,000
Research and development credits	(28,000)	(23,000)	(60,000)
Intangibles	1,000	3,000	11,000
Meals and entertainment	12,000	7,000	8,000
Foreign rate differential	(124,000)	(174,000)	—
Other	—	—	13,000
Valuation allowance	(1,234,000)	(124,000)	49,000

	$(1,329,000)	$193,000	$68,000

     The components of the Company’s deferred income tax benefit as of December 31, 2003 and 2002 are as follows:

	2003	2002
Allowance for doubtful accounts	$8,000	$22,000
Inventory reserves	332,000	409,000
Depreciation	138,000	108,000
Accrued payroll	76,000	59,000
Tax credits	594,000	966,000
Net operating loss carryforwards	1,218,000	1,465,000
Deferred state taxes	(153,000)	6,000
Unrealized foreign exchange gain	—	(65,000)
Research and development Amortization	303,000	346,000
Foreign goodwill and organization cost amortization	61,000	73,000
Other	118,000	114,000

Subtotal	2,695,000	3,503,000
Valuation allowance	(909,000)	(3,503,000)

Total	$1,786,000	$—

     In the quarter ended December 31, 2003, the Company reversed $1,786,000 of its $2,695,000 valuation allowance on its deferred tax assets. The remaining valuation allowance of $909,000 relates to gross foreign net operating loss carryforwards of approximately $2.7 million, for which the Company has determined that a valuation allowance is required due to circumstances that lead management to believe that the realization of this deferred tax asset is not likely. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $427,000 and a net income tax benefit of $1,359,000. This reversal is the result of the Company’s recent sustained history of U.S. operating profitability and the determination by management that the future realization of the U.S. net deferred tax assets was judged to be more likely than not. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods.

     As of December 31, 2003, the Company has approximately $830,000 of federal net operating loss carryforwards. Utilization of a portion of the federal net operating losses has been limited, due to a change in ownership, to approximately $100,000 per year by Internal Revenue Code Section 382, with the remainder beginning to expire in 2008. In addition, the Company has foreign net operating loss carryforwards of approximately $2.7 million, which have no expiration.

NOTE 8: EMPLOYEE BENEFIT PLANS

Stock Option Plans On February 23, 2001, the Board of Directors adopted the Hycor Biomedical Inc. 2001 Incentive Stock Option Plan (“2001 ISOP”) under which up to 1,000,000 shares could be issued upon exercise of options granted under the plan.

     At December 31, 2003, the Company had reserved 1,668,000 shares of common stock for issuance to employees and directors under the 2001 ISOP and two predecessor stock option plans. Options are generally granted at fair market value and become exercisable over a four-year period. These options generally expire 10 years from the date of grant. At December 31, 2003, all plans were stockholder approved and 706,000 shares were available for grant.

Option activity under the plans is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2001	782,875	$2.93
Granted (weighted-average fair value of $5.63)	60,000	7.19
Exercised	(190,375)	2.66
Canceled	(34,125)	3.32

Outstanding, December 31, 2001 (342,375 options exercisable at a weighted-average price of $3.46)	618,375	3.40
Granted (weighted-average fair value of $1.53)	453,000	2.07
Exercised	(7,750)	1.61
Canceled	(103,500)	4.93

Outstanding, December 31, 2002 (436,625 options exercisable at a weighted-average price of $2.68)	960,125	2.62
Granted (weighted-average fair value of $2.38)	48,000	3.31
Exercised	(17,625)	1.62
Canceled	(28,500)	4.58

Outstanding, December 31, 2003	962,000	$2.61

     Additional information regarding options outstanding as of December 31, 2003 is as follows:

		Options Outstanding		Options Exercisable
		Weighted-Avg.	Weighted-		Weighted-
		Remaining	Avg.		Avg.
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Yrs)	Price	Exercisable	Price
$1.00 to 1.94	267,250	4.9	$1.61	252,250	$1.60
2.00 to 2.35	481,250	7.9	2.02	150,500	2.00
3.00 to 4.69	137,500	5.0	4.29	91,000	4.44
6.13 to 7.65	76,000	7.0	6.89	54,000	6.77

$1.00 to 7.65	962,000	6.6	$2.61	547,750	$2.69

Stock Purchase Plan The Company has reserved 207,181 shares of its common stock for issuance to employees under two employee stock purchase plans. The plans allow eligible employees to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each three month offer period, whichever is less, subject to an annual limitation.

     The Company’s 1988 Employee Stock Purchase Plan terminated during the year 2001 and there are no shares reserved for future issuance under this plan. Stock issued under this plan was 7,255 shares at a weighted-average price of $1.49 in 2001.

     On February 25, 2000, the Board of Directors adopted the Hycor Biomedical Inc. 2000 Employee Stock Purchase Plan (“2000 ESPP”) under which up to 300,000 shares could be sold to the employees. The Company has 207,181 shares reserved for future issuance under its 2000 ESPP. Stock issued under this plan was 42,529, 34,621 and 11,373 shares in 2003, 2002 and 2001 at the weighted-average price of $2.43, $1.66 and $4.25, respectively.

401(k) Plan The Company has established a profit sharing plan under Internal Revenue Code Section 401(k). The 401(k) plan allows employees to contribute up to 15% of their salary to the plan. The Company matches 50% of the first 2% of an employee’s contribution and 100% of the next 1% of contribution. Compensation expense related to these plans was $169,774, $159,807 and $166,382 in 2003, 2002 and 2001, respectively.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, there were no impairments or impairment indicators present and no loss was recorded during the year ended December 31, 2003.

     The following sets forth the intangible assets by major asset class:

		December 31, 2003			December 31, 2002
	Useful			Net			Net
	Life		Accumulated	Book		Accumulated	Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
NON-AMORTIZING
Goodwill		$156,338	—	$156,338	$156,338	—	$156,338

AMORTIZING
Patents and other	(6-17)	$143,213	$99,606	$43,607	$206,873	$154,660	$52,213

     Aggregate amortization expense on intangible assets was approximately $8,484 and $15,127 for the years ended December 31, 2003 and 2002, respectively. Amortization expense in each of the next five fiscal years is expected to be incurred as follows:

Year	Amount
2004	$9,220
2005	7,544
2006	6,972
2007	6,693
2008	4,793
Thereafter	8,385

$43,607

     The following summarizes what net income would have been had the non-amortization provisions of SFAS No. 142 been adopted over the entire reporting period, adjusted for taxes:

	Year Ended December 31,
	2003	2002	2001
Reported net income	$2,162,371	$1,256,728	$43,269
Goodwill amortization	—	—	131,979

Adjusted net income	$2,162,371	$1,256,728	$175,248

Basic earnings per share:
Reported net income	$0.27	$0.16	$0.01
Goodwill amortization	—	—	0.01

Adjusted basic earnings per share	$0.27	$0.16	$0.02

Diluted earnings per share:
Reported net income	$0.26	$0.15	$0.01
Goodwill amortization	—	—	0.01

Adjusted diluted earnings per share	$0.26	$0.15	$0.02

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases The Company leases office, laboratory, and warehouse space and laboratory equipment under non-cancelable operating leases. Rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $838,000, $768,000 and $736,000, respectively.

     Future annual minimum lease payments under the noncancelable operating leases as of December 31, 2003 are as follows:

Year	Amount
2004	$861,000
2005	740,000
2006	667,000
2007	573,000

$2,841,000

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

Other Commitments The Company has entered into a product manufacturing and sales agreement (the “Supply Agreement”) with an equipment manufacturer located in Europe to supply HY•TEC instruments. At December 31, 2003, the approximate future minimum payment under the Supply Agreement is $162,000 during 2004.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $696,000 as of December 31, 2003.

NOTE 11: SEGMENT INFORMATION

     The Company engages in business activity in only one operating segment that entails the development, manufacture and sale of medical diagnostic products with a focus on clinical immunology testing and urinalysis products. While the Company offers a wide range of items for sale, most are manufactured at common production facilities. In addition, the Company’s products are marketed through a common sales organization and are sold to a similar customer base made up primarily of clinical laboratories and specialty physician offices.

     The Company sells its products primarily through distributors. Sales to the Company’s two largest distributors each accounted for 14% of net product sales each in 2003; 18% and 16% in 2002; and 22% and 13% in 2001. The account receivable balances for these two distributors were approximately $430,000 and $237,000 in 2003 and $414,000 and $528,000 in 2002, respectively. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s financial condition and results of operations.

     In addition to its U.S. operations, the Company has subsidiaries in Scotland and Germany. Information about the Company’s products and operations in different geographic locations is shown below.

(In Thousands)
Revenues by product line:	2003	%	2002	%	2001	%
Urinalysis	$9,238	47%	$9,634	52%	$9,607	55%
Clinical immunology	9,565	48%	7,977	43%	6,560	38%
Other	954	5%	980	5%	1,146	7%

	$19,757	100%	$18,591	100%	$17,313	100%

Geographical Information:	2003	%	2002	%	2001	%
Revenues (a)
United States	$14,675	74%	$13,928	75%	$13,147	76%
Foreign:
Germany	3,217	16%	3,002	16%	2,443	14%
Scotland	1,865	10%	1,661	9%	1,723	10%

Subtotal-Foreign	5,082	26%	4,663	25%	4,166	24%

Total Revenues	$19,757	100%	$18,591	100%	$17,313	100%

(a)	= Revenues are allocated to countries based on the source of the product.

Long-lived assets (net):	2003	2002
United States	$1,892	$2,054
Foreign:
Germany	266	344
Other Europe	158	125

Subtotal-Foreign	424	469

Total Long-Lived Assets	$2,316	$2,523

Deferred tax assets:	2003	2002
United States	$1,786	$2,477
Foreign:
Germany	964	1,083
Other Europe	(55)	(57)

Subtotal-Foreign	909	1,026

Deferred tax assets:	2003	2002
Subtotal	2,695	3,503
Valuation allowance	(909)	(3,503)

Total deferred tax assets	$1,786	$—

NOTE 12: IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     In 1994, the Company acquired Melja Diagnostik, GmbH and recorded total goodwill resulting from the acquisition of approximately $1,900,000. Significant changes in both German medical testing reimbursement rates and the value of the U.S. dollar versus the Euro have caused declining operating results. In the fourth quarter of 2001, the goodwill related to this acquisition was determined to be impaired. Impairment of goodwill was determined based on the Company’s expected inability to generate positive future operating cash flows to support the recorded value of goodwill. The Company recorded a non-cash charge of $723,000 that eliminates all remaining goodwill related to this acquisition.

NOTE 13: SELECTED QUARTERLY DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal year 2003 is as follows:

     Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$4,877,566	$4,980,793	$4,969,469	$4,929,205
Gross profit	2,544,849	2,763,052	2,741,078	2,726,303
Net income	331,138	217,014	73,355	1,540,864
Basic net income per share	0.04	0.03	0.01	0.19
Diluted net income per share	0.04	0.03	0.01	0.18

     Summarized quarterly financial data for fiscal year 2002 is as follows:

     Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$4,571,509	$4,694,184	$4,508,657	$4,816,159
Gross profit	2,346,472	2,558,009	2,424,845	2,591,467
Net income	252,584	408,343	331,858	263,943
Basic net income per share	0.03	0.05	0.04	0.03
Diluted net income per share	0.03	0.05	0.04	0.03

     Item 9A. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in the Company’s periodic filings with the Securities and Exchange Commission.

PART III

     Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

	Year
	First	Principal Occupation and Other Information
Name	Elected	Concerning Nominee
Samuel D. Anderson Age 68	1987	Chairman of the Board since July 1998, Hycor Biomedical Inc.; general business consultant since May 1991.

J. David Tholen Age 59	1998	President and Chief Executive Officer since July 1998, Executive Vice President from January 1998 until July 1998, Hycor Biomedical Inc.; general business consultant from December 1996 until January 1998; President and Chief Executive Officer, Murex International (a medical diagnostic company) from June 1994 until December 1996.

David S. Gordon Age 62	1981	Practicing Physician, Hematology and Oncology (a private medical practice) since April 2002; General business consultant since March 1999; Senior Vice President, Medical Affairs, from April 1997 to March 1999, Aronex Pharmaceuticals, Inc. (a pharmaceutical company).

Reginald P. Jones Age 57	1986	Senior Vice President since January 1988, Chief Financial Officer since May 1985, Secretary since June 1985, Treasurer since January 1982, Hycor Biomedical Inc.

James R. Phelps Age 65	1984	Partner, Hyman, Phelps and McNamara, P.C. (a law firm) since January 1980.

Richard E. Schmidt Age 72	1996	Chairman from September 1991 to February 1998, Chief Executive Officer and President from September 1991 until June 1996, Newport Corporation (a precision research equipment company).

     The Company has established an Audit Committee consisting of Messrs. Schmidt (Chair), Anderson and Gordon, and a Compensation Committee consisting of Messrs. Anderson (Chair) and Phelps. The Company’s Board of Directors has determined that Mr. Schmidt is an “audit committee financial expert” within the meaning given that term by Item 401(h)(2)of Regulation S-K and that Mr. Schmidt is “independent” within the meaning given to that term by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation of Directors

     All non-employee directors receive an annual retainer of $9,000 and a fee of $1,000 for each Board Meeting attended and $500 for each Audit and Compensation Committee Meeting attended for services as directors of Hycor. Non-employee directors are reimbursed for reasonable travel expenses incurred in connection with each meeting attended.

     Each non-employee director is eligible to receive stock options under Hycor’s Nonqualified Stock Option Plan for Non-Employee Directors (the “Director Plan”), a non-discretionary formula stock option plan. Each director who is a non-employee director and who holds office immediately after Hycor’s Annual Meeting of stockholders receives an option to purchase 6,000 shares of Common Stock. The Director Plan also provides an automatic one-time only grant of an option to purchase 4,000 shares of Common Stock to new non-employee directors on the date such director first assumes the duties of a director. The price per share at which an option may be exercised is the fair market value per share on the date the option is granted, and each option granted shall vest pro rata over a three-year period.

EXECUTIVE OFFICERS

     The following table identifies, and contains certain information concerning, Hycor’s executive officers of the date of this Proxy Statement. Executive officers are appointed by and serve at the pleasure of the Board of Directors, subject to the relevant terms of their employment agreements.

Name	Age	Information Concerning Officer
J. David Tholen	59	President and Chief Executive Officer since July 1998, Executive Vice President from January 1998 until July 1998, Hycor Biomedical Inc.; general business consultant from December 1996 until January 1998; President and Chief Executive Officer, Murex International (a medical diagnostic company) from June 1994 until December 1996.

Reginald P. Jones	57	Senior Vice President since January 1988, Chief Financial Officer since May 1985, Secretary since June 1985, Treasurer since January 1982.

Nelson F. Thune	58	Senior Vice President, Operations and Planning since February 1991, Vice President, Operations from January 1985 to February 1991.

Mary Jo Deal	48	Senior Vice President, Marketing and Sales since April 2000, Vice President, Marketing from September 1997 to March 2000, Director of Marketing from September 1995 to August 1997

David Davoudzadeh	59	Vice President, Research and Development since November 2002; Director, Reagent Development Department Microgenics/Apogen Corporation from January 2000 to November 2002; Manager, DNA Synthesis Group, Roche from November 1998 until November 1999; Manager, Organic Chemistry, Boehringer Mannheim Corporation from March 1994 to November 1998.

Code of Ethics

     The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is in the process of preparing and adopting a code of ethics, which will be posted on its corporate website.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Hycor’s directors and executive officers, and persons who own more than 10% of a registered class of Hycor’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Hycor. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Hycor with copies of all Section 16(a) forms they file.

     To Hycor’s knowledge, based solely on review of the copies of such reports furnished to Hycor and written representations that no other reports were required during the fiscal year ended December 31, 2003, Hycor’s officers, directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

     Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning compensation paid or accrued by Hycor to or on behalf of the named executive officers for services in all capacities to Hycor during Hycor’s last completed fiscal year.

Summary Compensation Table

				Long-Term
				Compensation
				Awards, Securities,	All Other
Name and Principal		Salary		Underlying	Compensation
Position	Year	($) (2)	Bonus ($)	Options/SARs (#)	($) (3)
J. David Tholen	2003	255,131	51,026	-0-	6,770
President and CEO	2002	245,358	71,129	110,000	5,753
	2001	235,955	27,612	-0-	5,324

Reginald P. Jones	2003	237,083	47,417	-0-	6,796
Senior Vice President	2002	227,993	119,920	80,000	5,978
and CFO	2001	219,253	25,657	-0-	5,364

Nelson F. Thune	2003	208,201	41,640	-0-	6,770
Senior Vice President,	2002	200,229	58,046	60,000	6,082
Operations & Planning	2001	192,567	22,534	-0-	4,739

Mary Jo Deal	2003	198,699	39,740	-0-	6,646
Senior Vice President,	2002	191,079	55,394	60,000	5,753
Marketing & Sales	2001	183,768	21,505	-0-	5,338

David Davoudzadeh (4)	2003	170,000	34,000	-0-	1,600
Vice President,	2002	19,942	-0-	20,000	-0-
Research & Development

Footnotes to Summary Compensation Table

(1)	None of the named individuals received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of his reported annual salary and bonus.

(2)	Includes employee deferrals under Hycor’s Incentive Profit Sharing Plan, a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).

(3)	Hycor contributions under the 401(k) Plan.

(4)	Dr. Davoudzadeh joined the Company on November 15, 2002.

Stock Options

The Company did not grant any stock options or stock appreciation rights during the last fiscal year to the named officers.

Options/SAR Exercises in Last Fiscal Year And
Fiscal Year-End Option Values

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired	Value	Options/SARs		In-the-Money Options/SARs
	on	Realized	at Fiscal Year-End (#)		at Fiscal Year-End ($)(2)
Name	Exercise	($)(1)	Exercisable/Unexercisable		Exercisable/Unexercisable
J.D.Tholen	-0-	-0-	105,550	82,500	220,174	156,750
R.P.Jones	-0-	-0-	55,500	60,000	118,585	114,000
N.F.Thune	-0-	-0-	39,700	45,000	84,569	85,500
M.J.Deal	-0-	-0-	30,500	45,000	63,445	85,500
D.Davoudzadeh	-0-	-0-	5,000	15,000	10,950	32,850

(1)	Calculated based upon the market value of the Common Stock at the exercise date minus the option exercise price.

(2)	Calculated based upon the closing price of Common Stock at December 31, 2003, minus the option exercise price.

Employment Agreements

     Hycor is a party to employment agreements with Messrs. Tholen, Jones, Thune, and Davoudzadeh and Ms. Deal, described below.

     Mr. Tholen is employed as President and Chief Executive Officer of Hycor pursuant to an employment agreement, which commenced April 1, 2002, and provides for an annual base salary of $245,400. The agreement automatically renews for successive one-year terms unless written notice of either party’s intention not to renew is given at least three months prior to expiration of the term. In addition, under the terms of the agreement, in the event of a change in control of Hycor, Mr. Tholen will be entitled to receive a payment in an amount equal to 300% of his current base salary and most recent bonus. A change in control of Hycor would be deemed to occur if any person is or becomes the beneficial owner, directly or indirectly, of securities of Hycor representing 25% or more of the combined voting power of Hycor’s then outstanding securities or if specified changes in the composition of Hycor’s Board of Directors occurs. Hycor can also terminate the agreement at any time “without cause” by paying Mr. Tholen a lump severance benefit equal to twelve months base salary or the remaining term of the agreement at the time of termination, whichever is less. The agreement also provides for certain payments upon Mr. Tholen’s death or incapacity.

     Mr. Jones is employed as Senior Vice President of Hycor pursuant to his employment agreement, which commenced on June 20, 1997 and amended on April 1, 2000, and provides for an annual base salary of $184,100. The agreement automatically renews for successive one-year terms unless written notice of either party’s intention not to renew is given at least three months prior to expiration of the term. In addition, under the terms of the agreement, in the event of a change in control of Hycor, Mr. Jones will be entitled to receive a payment in an amount equal to 300% of the average of the annual base salary plus bonuses paid to Jones for the prior three years. A change in control of Hycor would be deemed to occur if any person is or becomes the beneficial owner, directly or indirectly, of securities of Hycor representing 25% or more of the combined voting power of Hycor’s then outstanding securities or if specified changes in the composition of Hycor’s Board of Directors occurs. Hycor can also terminate the agreement at any time “without cause” by paying Mr. Jones a lump severance benefit equal to twelve months base salary or the remaining term of the agreement at the time of termination, whichever is less. The agreement also provides for certain payments upon Mr. Jones’ death or incapacity.

     Hycor entered into three-year employment agreements with Mr. Thune and Ms. Deal under which each is employed as a Vice President of Hycor. These agreements, which commenced June 20, 1997 for Mr. Thune and September 1, 1997 for Ms. Deal, provide for base salaries of $161,700 and $120,000 per annum, respectively. Each agreement automatically renews for successive one-year terms unless written notice of either party’s intention not to renew is given at least three months prior to expiration of the term. In addition, under the terms of the agreement, in the event of the termination of employment (other than on account of death or for cause as defined in the agreement), or election to resign with good cause (as defined in the agreement), within two years after a change in control of Hycor, Mr. Thune or Ms. Deal will be entitled to receive severance pay in an amount equal to 200% of the average of the annual base salary plus bonuses paid the prior three years. Such amount would be in addition to any other amounts otherwise payable under any benefit plans of Hycor. A change in control of Hycor would be deemed to occur if any person is or becomes the beneficial owner, directly or indirectly, of securities of Hycor representing 25% or more of the combined voting power of Hycor’s then outstanding securities or if specified changes in the composition of Hycor’s Board of Directors occurs. Hycor can also terminate the agreement at any time “without cause” by paying a lump severance benefit equal to twelve months base salary at the time of termination. The agreement also provides for certain payments upon death or incapacity.

     Hycor entered into a two-year employment agreement with Dr. David Davoudzadeh under which he is employed as a Vice President of Hycor. This agreement, which commenced on November 15, 2002 provides for a base salary of $170,000. Hycor can also terminate the agreement at any time “without cause” by paying Dr. Davoudzadeh a lump severance benefit equal to six months base salary or the remaining term of the agreement at the time of termination, whichever is less. The agreement also provides for certain payments upon Dr. Davoudzadeh’s death or incapacity.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Management and Certain Beneficial Owners

     The following table sets forth certain information with respect to shares of Common Stock of Hycor beneficially owned by (1) all persons known to Hycor to own beneficially more than 5% of Hycor’s Common Stock; (2) each person who is a director or a nominee for director; (3) the chief executive officer and the four other most highly paid executive officers (the “named officers”); and (4) all directors and executive officers of Hycor as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated in the footnotes. The information with respect to each person specified is as supplied or confirmed by such person.

	Shares of Common Stock
	Beneficially Owned as		Percent of
Name	of March 15, 2004 (1)(7)		Class (1)
J. David Tholen	354,948		4.3
Reginald P. Jones	299,496	(2)	3.7
Nelson F. Thune	219,969	(3)	2.7
Mary Jo Deal	85,565	(4)	1.1
David Davoudzadeh	12,050		*
Samuel D. Anderson	76,300		*
David S. Gordon	266,071	(5)	3.3
James R. Phelps	84,215		1.0
Richard E. Schmidt	40,000		*
All executive officers and directors as a group (9 persons)	1,438,614	(6)	16.7

Footnotes

*	Indicates less than one percent.

(1)	Includes shares subject to stock options which the following have the right to acquire within sixty days of March 15, 2004; Mr. Tholen, 133,050 shares; Mr. Jones, 75,500 shares; Mr. Thune, 54,700 shares; Ms. Deal, 45,500 shares; Mr. Anderson, 48,000 shares; Dr. Gordon, 48,000 shares; Mr. Phelps, 48,000 shares; Mr. Schmidt, 40,000 shares; and all executive officers and directors as a group, 497,750 shares.

(2)	Includes 220,201 shares held by R. P. Jones and J. Jones as Trustees for the Jones Family Trust; and 3,795 shares held by Hycor’s 401(k) Plan.

(3)	Includes 3,452 shares held by Hycor’s 401(k) Plan.

(4)	Includes 245 shares held by Hycor’s 401(k) Plan.

(5)	Includes 9,857 shares held by Dr. Gordon’s wife.

(6)	Includes 7,492 shares held by Hycor’s 401(k) Plan.

(7)	Under the terms of Hycor’s 401(k) Plan, a committee of three persons has the power to direct the trustee to vote all shares held pursuant to the 401(k) Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans at December 31, 2003 was as follows:

Number of
	Shares to be	Weighted	Number of
	Issued Upon	Average	Shares
	Exercise of	Exercise Price	Remaining
	Outstanding	of Outstanding	Available for
	Options	Options	Future Issuance
Equity Compensation Plans Approved by Shareholders (1)	962,000	$2.61	706,000 (2)
Equity Compensation Plans Not Approved by Shareholders	—

Total	962,000		706,000

(1)	Consists of the following plans: 1992 Incentive Stock Option Plan, 1992 Nonqualified Stock Option Plan for Non-Employee Directors, 2001 Incentive Stock Option Plan, 2000 Employee Stock Purchase Plan.

(2)	Includes 207,181 shares reserved for issuance under the 2000 Employee Stock Purchase Plan.

     Item 13. Certain Relationships and Related Transactions

     None

     Item 14. Principal Accountant Fees and Services

     Independent Public Accountants

          In addition to audit services, Deloitte & Touche LLP also provided certain non-audit services to us during the fiscal year ended December 31, 2003. The Audit Committee has considered and concluded that the provision of these additional services is compatible with maintaining the independence of Deloitte & Touche LLP.

     Audit Fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for (1) the audit of the Company’s financial statements as of and for the fiscal year ended December 31, 2003 and (2) the review of the financial statements included in the Company’s Form 10-Q filings for fiscal 2003 were $119,650. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for (1) the audit of the Company’s financial statements as of and for the fiscal year ended December 31, 2002 and (2) the review of the financial statements included in the Company’s Form 10-Q filings for fiscal 2002 were $116,150.

     Audit-Related Fees. The aggregate fees billed in fiscal 2003 and 2002 for assurance and related services rendered by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements were $46,245 and $16,431, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations, and (ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions.

     Tax Fees. The aggregate fees billed in fiscal 2003 and 2002 for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning were $38,000 and $33,110, respectively.

     All Other Fees. There were no fees billed in fiscal 2003 and 2002 for products and services provided by Deloitte & Touche LLP, other than services reported above.

     Pre-Approval Policies and Procedures. The Audit Committee has adopted policies which provide that our independent auditors may only provide those audit and non-audit services that have been pre-approved by the Audit Committee, subject, with respect to non-audit services, to a de minimis exception (discussed below) and to the following additional requirements: (1) such services must not be prohibited under applicable federal securities rules and regulations, and (2) the Audit Committee must make a determination that such services would be consistent with the principles that the independent auditors should not audit its own work, function as part of management, act as an advocate or our company, or be a promoter of the Company’s stock or other financial interests. The chairman of the Audit Committee has the authority to grant pre-approvals of permitted non-audit services between meetings, provided that any such pre-approval must be presented to the full Audit Committee at its next scheduled meeting.

     During fiscal 2003, all of the non-audit services provided by Deloitte & Touche LLP were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1.	Financial Statements

Page Number
Independent Auditors’ Report	21
Consolidated Balance Sheets as of December 31, 2003 and 2002	22-23
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	25
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	26-27
Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001	28-41

2.	Financial Statement Schedule

The following financial schedule is filed as part of this Report:

Schedule		Page
Number	Description	Number
II	Valuation and Qualifying Accounts	S-1

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

Hycor Biomedical Inc. (Registrant)
Date: 3/28/04	By:	/s/ J. David Tholen
J. David Tholen
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 3/28/04	By:	/s/ J. David Tholen
J. David Tholen
President and Chief Executive Officer

Date: 3/28/04	By:	/s/ Samuel D. Anderson
Samuel D. Anderson
Chairman

Date: 3/28/04	By:	/s/ David S. Gordon
David S. Gordon
Director

Date: 3/28/04	By:	/s/ Reginald P. Jones
Reginald P. Jones
Senior Vice President, Chief Financial Officer

Date: 3/28/04	By:	/s/ James R. Phelps
James R. Phelps
Director

Date: 3/28/04	By:	/s/ Richard E. Schmidt
Richard E. Schmidt
Director

Date: 3/28/04	By:	/s/ Armando Correa
Armando Correa
Director, Finance and Principal Accounting Officer

Schedule II

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts receivable
2001	$138,208	$101,924	$56,104	$184,028
2002	184,028	(25,423)	68,007	90,598
2003	90,598	(1,017)	22,998	66,583
Allowance for excess, obsolete and short-dated inventories
2001	$1,085,912	$270,040	$162,682	$1,193,270
2002	1,193,270	125,857	252,941	1,066,186
2003	1,066,186	77,221	301,131	842,276

S-1

Exhibit Index

3(1).	Restated Certificate of Incorporation of Hycor Biomedical Inc., previously filed with the Secretary of State of Delaware on December 29, 1993, previously filed as Exhibit 3(1). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3(2).	By-Laws of Hycor Biomedical Inc. as amended, previously filed as Exhibit 3(2). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

     Material Contracts — Relating to Management Compensation Plans or Arrangements

10(1).	Employment Agreement of J. David Tholen, dated June 12, 2002, previously filed as Exhibit 10(2). to the Company’s 10-Q for June 2002, and incorporated herein by reference.

10(2).	Employment Agreement of Mary Jo Deal, dated September 1, 1997, previously filed as Exhibit 10(2). to the Company’s 10-Q for September 1997, and incorporated herein by reference.

10(3).	Employment Agreement of Reginald P. Jones, dated April 30, 2000, previously filed as Exhibit 10(3). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10(4).	Employment Agreement of Nelson F. Thune, dated June 20, 1997, previously filed as Exhibit 10(5). to the Company’s 10-Q for September 1997, and incorporated herein by reference.

10(5).	Employment Agreement of David Davoudzadeh dated October 22, 2002,previously filed as Exhibit 10(5) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10(6).	1992 Incentive Stock Option Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-63800), and incorporated herein by reference.

10(7).	Nonqualified Stock Option Plan for Non-Employee Directors, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 33-63798), and incorporated herein by reference.

10(8).	Nonqualified Stock Option Plan for Non-Employee Directors, as amended, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 333-45102), and incorporated herein by reference.

10(9).	2000 Employee Stock Purchase Plan, previously filed as Exhibit 4(1). to the Company’s Registration Statement on Form S-8 (No. 333-45110), and incorporated herein by reference.

10(10).	2001 Incentive Stock Option Plan, previously filed as Exhibit 10(13). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

     Other Material Contracts

10(11).	Lease Agreement for the Company’s Garden Grove, California facility dated December 1, 1990, previously filed as Exhibit 10(8). to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10(12).	Lease agreement for the Company’s Kassel, Germany facility, dated January 13, 1994, previously filed as Exhibit 10(26). to the Company’s Annual Report on 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

10(13).	Business Loan Agreement between Hycor Biomedical Inc. and United California Bank, dated May 7, 2002, previously filed as Exhibit 10.1 to the Company’s 10-Q for June 30, 2002, and incorporated herein by reference.

10(14).	Lease agreement for the Company’s Bush Loan, Penicuik, Scotland facility, dated April 1, 1997, previously filed as Exhibit 10(1). to the Company’s 10-Q for June 30, 2003, and incorporated herein by reference.

21.	Subsidiaries of Hycor Biomedical Inc.

23.	Consent of Deloitte & Touche LLP, dated March 26, 2004.

31(1).	Certification of CEO pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(2).	Certification of CFO pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1).*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(2).*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.