Form 10-Q
period 2004-03-31
HYCOR BIOMEDICAL INC /DE/
filed 2004-05-14
CIK 719447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act). Yes   [   ]   No   [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2004

Common Stock, $.01 Par Value	8,124,450

Hycor Biomedical Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,712,525	$4,928,995
Investments	1,683,387	1,692,486
Accounts receivable, net of allowance for doubtful accounts of $111,739 (2004) and $66,583 (2003)	3,003,806	2,916,963
Inventories	4,836,814	4,780,861
Prepaid expenses and other current assets	276,012	211,550
Deferred income taxes	435,066	436,708

Total current assets	15,947,610	14,967,563

PROPERTY AND EQUIPMENT, at cost	10,746,001	10,721,307
Less accumulated depreciation and amortization	(8,747,683)	(8,641,716)

Property and equipment, net	1,998,318	2,079,591
GOODWILL	156,338	156,338
DEFERRED INCOME TAXES	1,349,151	1,349,151
INTANGIBLES AND OTHER ASSETS, net of Accumulated amortization of $240,411 (2004) and $238,408 (2003)	77,783	79,786

Total assets	$19,529,200	$18,632,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$677,240	$583,952
Accrued liabilities	476,292	598,703
Accrued payroll expenses	1,093,839	968,489
Accrued income taxes	547,572	268,913

Total current liabilities	2,794,943	2,420,057

Total liabilities	2,794,943	2,420,057
STOCKHOLDERS’ EQUITY:
Common stock	81,207	81,092
Paid-in capital	13,496,730	13,466,669
Retained earnings	3,599,385	3,071,863
Accumulated other comprehensive loss	(443,065)	(407,252)

Total stockholders’ equity	16,734,257	16,212,372

Total liabilities and stockholders’ equity	$19,529,200	$18,632,429

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
NET SALES	$5,468,822	$4,877,566
COST OF SALES	2,188,223	2,332,717

Gross profit	3,280,599	2,544,849
OPERATING EXPENSES:
Selling, general, and administrative	1,981,921	1,708,247
Research and development	520,786	542,641

Total operating expenses	2,502,707	2,250,888

OPERATING INCOME	777,892	293,961
INTEREST EXPENSE	(45)	(3,231)
INTEREST INCOME	23,611	46,848
GAIN FROM SALE OF INVESTMENTS	—	312
GAIN ON FOREIGN CURRENCY TRANSACTIONS	12,005	36,648

INCOME BEFORE INCOME TAX PROVISION	813,463	374,538
INCOME TAX PROVISION	285,941	43,400

NET INCOME	$527,522	$331,138

BASIC EARNINGS PER SHARE	$0.07	$0.04

DILUTED EARNINGS PER SHARE	$0.06	$0.04

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,112,180	8,049,068

Diluted	8,594,451	8,160,998

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME	$527,522	$331,138
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments	(30,767)	14,260
Unrealized (losses) gains on securities	(5,046)	19,401
Plus: reclassification adjustment for (gains) losses included in net income	—	(265)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(35,813)	33,396

COMPREHENSIVE INCOME	$491,709	$364,534

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$527,522	$331,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,786	223,683
Deferred income tax provision	1,642	8,446
Provision for doubtful accounts receivable	44,651	12,271
Provision for excess and obsolete inventories	30,000	113,373
Gain on sales of investments	—	(312)
Change in assets and liabilities, net of effects of foreign currency adjustments
Accounts receivable	(131,225)	169,786
Inventories	(180,249)	265,240
Prepaid expenses and other current assets	(65,513)	(6,161)
Accounts payable	88,442	107,261
Accrued liabilities	(123,212)	(107,342)
Accrued payroll expenses	123,085	(341,180)
Income taxes payable	278,934	38,954

Total adjustments	273,341	484,017

Net cash provided by operating activities	800,863	815,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(42,145)
Proceeds from sales of investments	—	20,030
Purchases of property and equipment	(36,908)	(95,703)

Net cash used in investing activities	(36,908)	(117,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(1,002,028)
Proceeds from issuance of common stock	30,176	23,756

Net cash provided by (used in) financing activities	30,176	(978,272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,602)	(37,097)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	783,530	(318,030)
CASH AND CASH EQUIVALENTS, Beginning of period	4,928,995	1,667,181

CASH AND CASH EQUIVALENTS, End of period	$5,712,525	$1,349,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period - interest	$—	$3,224
- income taxes	$5,297	$3,535

HYCOR BIOMEDICAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements but reflect all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

     The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

     Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding options computed using the treasury stock method.

	Three Months Ended
	March 31, 2004	March 31, 2003
Weighted-average number of shares outstanding	8,112,180	8,049,068
Common stock equivalents	482,271	111,930

	8,594,451	8,160,998

2. Accounting for Stock-Based Compensation

     The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, and its related interpretations.

     Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed fair values of the 2004 and 2003 stock awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income, as reported	$527,522	$331,138
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48,447)	(52,119)

Pro forma net income	$479,075	$279,019

Earnings per Common Share:
Basic – as reported	$0.07	$0.04
Basic – pro forma	$0.06	$0.03
Diluted – as reported	$0.06	$0.04
Diluted – pro forma	$0.06	$0.03

3. Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Cost includes material, direct labor, and manufacturing overhead. Inventories at March 31, 2004 and December 31, 2003 consist of:

	3/31/04	12/31/03
Raw materials	$1,285,991	$1,203,645
Work in process	1,884,279	1,878,449
Finished goods	1,666,544	1,698,767

	$4,836,814	$4,780,861

4. Long Term Debt

     The Company has available a $2,000,000 line of credit with a maturity date of July 1, 2004. Advances under the line of credit are collateralized by the Company’s accounts receivable, inventories, and property and equipment and bear interest at the prime rate or at LIBOR plus 2% (3.11% as of March 31, 2004).

     The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements, and liquid assets plus accounts receivable-to-current liabilities requirements. At March 31, 2004, the Company was in compliance with such covenants, did not have any amounts outstanding and does not expect to renew the line of credit.

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

     In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and in December 2003, issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities — An Interpretation of APB No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB indefinitely deferred implementation of paragraphs 9 and 10 of SFAS No. 150 regarding parent company treatment of minority interest for certain limited life entities. The adoption of SFAS No.150 did not have a significant impact on the Company’s consolidated financial statements.

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

     Stratagene has filed a registration statement on Form S-4 (No. 333-109420) related to the proposed transaction. The SEC declared the Form S-4 effective on May 29, 2004 and it has been mailed along with the proxy, to the shareholders of Hycor.

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

     Stratagene has filed a registration statement on Form S-4 (No. 333-109420) related to the proposed transaction. The SEC declared the Form S-4 effective on May 29, 2004 and it has been mailed along with the proxy to the shareholders of Hycor.

     If the proposed transaction is completed, the combined company would offer diagnostic products and life sciences research tool product lines to the global academic, pharmaceutical, and clinical and government laboratory markets. The Company is expected to be impacted by merger-related costs of approximately $3.7 million, consisting of severance payments, investment banking fees, professional fees and other miscellaneous expenses, of which the Company has incurred approximately $837,000 as of March 31, 2004 and the balance is expected to be recognized in the second quarter of 2004.

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

Deferred Taxes

     The Company’s deferred taxes relate primarily to prior operating losses and R&D tax credits that are available to offset future income taxes. Deferred taxes are also recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company evaluates a variety of factors in determining the amount of deferred income assets to be recognized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. During 2003, the Company reversed the valuation allowance on a portion of its deferred assets. To the extent that it becomes more likely than not that the deferred assets, which continue to have a valuation allowance, would be realized, the Company would be required to reverse all or a portion of the remaining valuation allowance. Reducing the amount of the valuation allowance would have the affect of reducing the Company’s effective tax rate and have a positive impact on net income in the period of change. To the extent it becomes more likely than not that the net deferred tax asset recorded by the Company will not be realized, the Company would be required to increase its valuation allowance by recording an additional income tax provision.

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

New Accounting Pronouncements

     Information regarding recent accounting pronouncements is contained in Note 6 to the Consolidated Financial Statements for the period ended March 31, 2004, which note is incorporated herein by this reference and is included as part of “Item 1. Financial Statements,” to this Form 10-Q.

Financial Condition and Liquidity

     As of March 31, 2004, the Company’s working capital increased approximately $635,000 compared to December 31, 2003. This increase was primarily as a result of profitable operations.

     During the three-month periods ended March 31, 2004 and 2003, total capital expenditures were approximately $37,000 and $96,000, respectively. Capital spending during the three-month periods ended March 31, 2004 and 2003 included approximately $22,000 and $65,000 for tooling and test equipment utilized in the Company’s manufacturing and research and development areas, respectively. For fiscal 2004, the Company currently anticipates capital spending on property and equipment to be in the range of $500,000 to $600,000.

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

     The Company has a line of credit that provides for borrowings of up to $2,000,000 and expires on July 1, 2004. The line of credit is collateralized by the Company’s accounts receivable, inventories, and property and equipment. At March 31, 2004, the Company had no outstanding advances under the line of credit and does not expect to renew it. Advances under the line of credit bear interest at the prime rate or at LIBOR plus 2% (3.11% as of March 31, 2004), payable monthly, with the principal due at maturity. The line of credit contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, debt-to-tangible net worth requirements and liquid assets plus accounts receivable-to-current liabilities requirements. At March 31, 2004, the Company was in compliance with such covenants.

     In addition, in the normal course of operations, the Company enters into purchase obligations with various vendors and suppliers of various key raw materials and other goods and services through purchase orders or other documentation. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The purchase commitments covered by these various key raw materials and other goods and services aggregate approximately $642,000 for 2004.

     The following table summarizes the approximate future minimum payments under the above contractual obligations for the twelve-month periods as from March 31, 2004:

	Payment Due by Period
		Less than	1 - 3	4 - 5	After 5
Capital Commitments	Total	1 Year	Years	Years	Years
Operating Leases	$2,631,000	$861,000	$1,341,000	$429,000	—
The Supply Agreement	70,000	70,000	—	—	—
Other Purchase Commitments	642,000	642,000	—	—	—

Total Capital Commitments	$3,343,000	$1,573,000	$1,341,000	$429,000	—

     In the past, the Company has generally funded our capital expenditures and working capital requirements with cash flows from operations and funds available under the line of credit. The Company expects to fund future capital expenditures and working capital needs with cash flows from operations.

     In October 2002, the Board of Directors authorized the repurchase of up to an aggregate of 1,000,000 shares of the Company’s outstanding common stock. As of March 31, 2004, 11,500 shares of the Company’s common stock had been purchased at an average cost of $1.77 per share for a total of $20,404. The Company did not repurchase any stock during the first quarter ended March 31, 2004.

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

Results of Operations

     During the three-month period ended March 31, 2004, sales increased approximately $591,000 or 12.1%, compared to the same period last year. Sales in the Urinalysis product line increased by approximately $245,000 for the three-month period ended March 31, 2004, compared to the same period last year. This increase was primarily the result of increased sales due to increased volumes with pre-existing accounts. Sales in the clinical immunology product line increased during the three-month period ended March 31, 2004, approximately $297,000, compared to the corresponding period last year. This increase was primarily the result of increased sales in the Allergy product line due to increased volumes with pre-existing accounts of approximately $35,000 and increasing activity from new accounts of approximately $173,000 for the three-month period ended March 31, 2004, when compared to the same period last year.

     Sales during the three-month period ended March 31, 2004 were also affected by the weakening dollar resulting in a positive foreign currency translation impact on foreign sales of approximately $181,000 or 3.3%, when compared to the same period last year. Additionally, continued pressures in the health care industry for cost controls affect the Company’s revenue and the Company anticipates that these pricing pressures will continue in the future. During the first quarter 2004, the Company did not experience any significant pricing changes for its products.

     Gross profit as a percentage of product sales increased for the three-month period ended March 31, 2004 from approximately 52.2% to 60.0% for the same period last year. This increase was due primarily to increases in revenues of the Company’s higher gross margin Urinalysis products and the receipt of $118,000 for a final royalty payment from the sale of the Company’s Hematology product line in 2000.

     Selling, general and administrative expenses increased for the three-month period ended March 31, 2004, approximately $274,000 or 16.0% (36.2% of net sales in 2004 versus 35.0% of net sales in 2003), when compared to the prior year period. This increase was due primarily to expenses related to the merger negotiations of approximately $145,000. In addition, during the first quarter 2004, an unfavorable foreign exchange impact caused an increase in reported expenses of approximately $70,000.

     Research and development costs decreased for the three-month period ended March 31, 2004, approximately $22,000 or 4.0% (9.5% of net sales in 2004 versus 11.1% of net sales in 2003), when compared to the same period in 2003. This decrease was primarily due to costs of approximately $60,000 included in 2003 related to the recruitment of a senior member of management, offset by ongoing development projects with the Company’s allergy product line and expenses associated with the Company’s agreement with Bayer Diagnostics.

     Interest income decreased $23,000 or 50.0% in 2004 over the same period last year, primarily as a result of the sale and transfer in 2003 of approximately $2,255,000 in long-term bonds to money market accounts with lower interest rates. Interest expense decreased approximately $3,000 or 98.6% in 2004 from the same period last year due to the payment of all debt balances in the first quarter 2003.

     During the three-month period ended March 31, 2004, gains from foreign currency transactions decreased approximately $25,000 or 67.2%, primarily due to foreign currency transactions at the Company’s German subsidiary that resulted in a negative foreign currency transaction impact.

     The tax provision for the three months ended March 31, 2004 reflects the provision for federal, state, and foreign liabilities. In the fourth quarter of 2003 the reversal of the valuation allowance resulted in an income tax benefit of approximately $1,329,000 compared to income tax expense of approximately $193,000 in 2002. This reversal was recognized in the fourth quarter of 2003 because first, while the Company was profitable in 2002, management believed the level of profitability was not sufficient to establish at that time that it was more likely than not that the Company would be able to realize its deferred tax asset. Second, during 2003 the Company made significant progress towards the generation of future revenues under two significant research and development (“R&D”)

arrangements. Accordingly, during the fourth quarter of 2003, management determined that it was now more likely than not that the Company would be able to realize a portion of its deferred tax asset based on (i) the increased profitability during 2003, and (ii) the Company’s progress on the two R&D projects with the anticipation of these projects beginning to generate revenues in the fourth quarter of 2004. Without the benefit of the valuation allowance reversal the Company’s effective tax rate would have been approximately 6.4% in 2003 compared to 13.3% in 2002. Due to the reversal of the valuation allowance in the fourth quarter of 2003, the effective tax rate for the three months ended March 31, 2004 was approximately 35.2% compared to 11.6% for the prior year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s financial instruments include cash and cash equivalents and investments. At March 31, 2004, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Foreign Currency

     The Company’s international sales expose it to foreign currency risk in the ordinary course of its business. For the three-month periods ended March 31, 2004 and 2003, the percentage of the Company’s net sales generated by the Company’s foreign subsidiaries (“Foreign Subs”) were approximately 24.5% and 22.8%, respectively. The financial position and results of operations of the Foreign Subs are measured using the local currency as the functional currency. The Foreign Subs sell product in various European currencies that are collected at future dates and purchase raw materials and finished goods in both U.S. Dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Realized gains and losses from foreign currency transactions are included in operations as incurred.

     For financial reporting purposes, the Foreign Subs’ statements of operations are translated from the local currency into U.S. Dollars at the exchange rates in effect during the reporting period. When the local currency strengthens compared to the U.S. Dollar, there is a positive effect on the Foreign Subs’ sales and a negative effect on operating expenses as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect on sales and a positive effect on operating expenses. For the three-month period ended March 31, 2004, the net impact to the Company’s reported sales from the effect of exchange rate fluctuations was an increase of approximately $181,000 or 3.3%, when compared to the comparable period in 2003. The net impact to the Company’s reported operating expenses from the effect of exchange rate fluctuations was an increase of approximately $86,000 or 3.4%, when compared to the comparable period in 2003.

     Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive loss account in stockholders’ equity. At March

31, 2004 the accumulated other comprehensive loss was approximately $443,000, which included the cumulative effect of foreign currency translation adjustments of approximately $450,000.

Interest Rates

     Advances under the Company’s line of credit bear interest at the prime rate or at LIBOR plus 2% (3.11% as of March 31, 2004). At March 31, 2004, the Company had no outstanding advances under the line of credit.

     The Company’s cash and equivalents are generally invested in money market accounts and short-term debt instruments of highly rated credit issuers. The Company limits the amount of credit exposure to any one issuer and seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. Based on the Company’s short-term investment portfolio at March 31, 2004, the Company believes that a 10% rise or fall in interest rates would have had no material impact on its financial statements.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K:	Date	Item Reported
	March 3, 2004	Item 9. Regulation FD Disclosure
Item 12. Results of Operations and Financial Condition

	March 4, 2004	Item 9. Regulation FD Disclosure
Item 12. Results of Operations and Financial Condition

	March 30, 2004	Item 9. Regulation FD Disclosure
Item 12. Results of Operations and Financial Condition

	April 30, 2004	Item 9. Regulation FD Disclosure
Item 12. Results of Operations and Financial Condition

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCOR BIOMEDICAL INC.

Date: May 14, 2004	By:	/s/ Armando Correa

Armando Correa, Director, Finance

(Mr. Correa is the Principal Accounting Officer
and has been duly authorized to sign on behalf of
The registrant.)

EXHIBIT INDEX

Exhibit	Description

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.